Form 10KSB
period 2000-02-29
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-05-17
CIK 1096617

Securities and Exchange Commission
                           Washington, D. C.  20549
                               _______________
                                 Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended: February 29, 2000

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      Commission File No.  0-29019

      INTERACTIVE MARKETING TECHNOLOGY, INC.
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                         22-3617931
       (State of incorporation)          (I. R. S.  Employer
                                         Identification No.)


3575 Cahuenga Boulevard West, Suite 390
Hollywood, California                                 90680
(Address of principal executive offices)            (Zip code)

Issuer's telephone number, including area code: (323) 874-4484

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]   No [   ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [  ]

State issuer's revenue for its most recent fiscal year $921,381.

As of May 15, 2000 the registrant had 13,832,000 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was 5,350,800.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X ]

                              Table of Contents

                                    PART I

Item 1: Description of Business .........................................3
Item 2: Description of Property .........................................10
Item 3: Legal Proceedings ...............................................11
Item 4: Submission of Matters to a vote of Security Holders..............11

                                   PART II

Item 5: Market for Common Equity and Related Stockholder Matters.........11
Item 6: Management's Discussion and Analysis or Plan of Operations.......12
Item 7: Financial Statements.............................................16
Item 8: Changes in and Disagreements With Accounts on
          Accounting and Financial Disclosure............................16

                                   PART III

Item 9:  Directors, Executive Officers, Promoters, and Control Persons,
         Compliance With Section 16(a) of the Exchange Act...............16
Item 10: Executive Compensation..........................................17
Item 11: Security Ownership of Certain Beneficial Owners and Management..18
Item 12: Certain Relationships and Related Transactions..................19

                                   PART IV

Item 13: Exhibits and Reports on Form 8-K ...............................20

                          FORWARD LOOKING STATEMENTS

     In this registration statement references to "Interactive Marketing," "we," "us," and "our" refer to Interactive Marketing Technology, Inc.

     This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Interactive Marketing's control. These factors include but are not limited to economic conditions generally and in the industries in which Interactive Marketing may participate; competition within Interactive Marketing's chosen industry, including competition from much larger competitors; technological advances and failure by Interactive Marketing to successfully develop business relationships.


                                    PART I

                       ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     Interactive Marketing was incorporated in the state of Nevada as Shur De Cor, Inc. on August 14, 1987. Shur De Cor never commenced operations. In April of 1999 Shur De Cor merged with Interactive Marketing Technology, Inc., a New Jersey corporation ("Interactive New Jersey"). Interactive New Jersey was formed on April 21, 1998 and was engaged in the business of direct marketing of consumer products.

     Pursuant to the merger agreement, Shur De Cor issued 12,404,000 common shares of restricted stock to the twenty-two shareholders of Interactive New Jersey in exchange for all of the issued and outstanding stock of Interactive New Jersey. Shur De Cor was the surviving corporation and changed its name to Interactive Marketing Technology, Inc. The directors and officers of Shur De Cor resigned and the management of Interactive New Jersey filled the vacancies. Interactive Marketing increased its authorized capital stock from 20,000,000 to 60,000,000 common shares. Also, former shareholders of Interactive New Jersey obtained 50% of Interactive Marketing's total voting power at that time. (See, "Part 1, Item II: Managements' Discussion & Analysis - Reverse Merger Treatment," below.)

     We have a short operating history, recorded a net operating loss of $1,056,964 for the year ended February 29, 2000, have an accumulated deficit of $1,097,644 and used $753,650 net cash for operations for the fiscal year ended February 29, 2000. These factors raise substantial doubt about our ability to continue as a going concern. This fact is reported by our independent auditor Moore Stephens, P.C.

Business

     Interactive Marketing is engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitate the design and manufacture of products and develop market strategies for such products. Our goal is to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we may contract with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We manage all phases of our direct marketing programs and retail marketing for the products we sell, including:

      *    Product selection, testing and development
      *    Securing all necessary or appropriate rights to the product

      * Supervision of the manufacturing process, quality control and packing
      *    Production and broadcast of infomercials and commercials
      *     In-bound telemarketing, order fulfillment and customer service
      *    Print advertisements

IMT's Plumber, Inc.

     In June 1998 Interactive New Jersey acquired exclusive rights to a product called The Plumbers Secret. (See, "Principle Products," below). In November of 1998, Interactive New Jersey, as licensor, entered into an agreement to assign the exclusive license to a yet to be formed New Jersey limited liability company which would have Interactive New Jersey's wholly owned subsidiary as a majority member. The other member of the limited liability company would be a entity formed by Bob Vila, a popular home-improvement expert.

     On February 4, 1999, the wholly owned subsidiary, IMT's Plumber, Inc., a New Jersey corporation and the limited liability company, The Plumber's
Secret, L.L.C., a New Jersey limited liability company, were formed.   IMT's
Plumber is a 50.01 % member of The Plumber's Secret, L.L.C. with Vila Enterprises, L.L.C. as the other member. The Plumber's Secret, L.L.C. operating agreement provides that all day-to-day management decisions of The Plumber's Secret L.L.C. are to be made by Interactive Marketing.

Product Development

     Interactive Marketing searches out independent third parties who have invented or patented a product that we believe can be marketed to the public or we may invent or patent a product. We attempt to develop new product ideas from a variety of sources including inventors, suppliers, trade shows, industry conferences and strategic alliances with manufacturing and consumer product companies. Initially, we evaluate the suitability of a product for television demonstration and explanation, the perceived value of the product to the consumer, we determine if an adequate supply of the product can be obtained and estimate the profitability of the product.

     Once we conclude that the product will be commercially viable we attempt to obtain the rights to the product. We then negotiate licensing arrangements with the third parties that own the patent or the rights to the product. Generally these licensing arrangements involve a combination of up-front advances and/or royalties payable based upon sales or profits of the product. We ordinarily seek exclusive worldwide rights to sell and to use all means of distribution. However, we may be unsuccessful in obtaining such broad rights and may acquire only limited rights. We have negotiated an exclusive license for The Plumbers Secret and Tom House Physical Fitness and nonexclusive licenses and/or marketing agreements for five additional proprietary products. (See, "Principal Products" and "Recent Developments," below).

      Once we have obtained the rights to market a product we may decide to enhance the product to increase its marketability by changing the product itself or altering its trade name, packaging, etc. Depending on the product, we may place an order with a third party vendor to manufacture between 15,000 and 35,000 units. That amount is typically allocated for direct response television sales only. Prior to marketing a product for domestic retail we place another order with the manufacturer to cover the anticipated sales to the retail market. We use this procedure to ensure we and our retailers have enough lead-time to fill the demands for our products.

     During fiscal year 1998 we expended $18,000 for research and development for proprietary formulation, but we did not record any research and
development costs during 1999 fiscal year.   During the 2000 fiscal year we
have spent $5,700 for research and development. We expect to market products for home and business related to fitness, nutrition, pet care, health emergency, golf and fishing.

Sales and Marketing

     Once we obtain the rights to market a product, we develop what we believe will be the most effective marketing strategy. Strategies may include one or more of the following:

        *   Direct Response Television (transactional television programming
        *     known as infomercials)
        *   Spot Buying (30 seconds to two minute commercial spots)
        *   Catalogs
        *   Direct mail
        *   Direct Response print ads
        *   Television home-shopping programs
        *   Credit card statement inserts
        *   Membership programs
        *   Internet marketing
        *   Retail
        *   International Marketing
        *   Print advertising

     We attempt to structure a campaign for the product which most closely suits the product, its potential consumer and the profit margins associated with the product. We typically require two to eight weeks to develop the best approach for marketing a product. During this phase, we: (1) Evaluate the suitability of the product for direct marketing and retail; (2) Evaluate the perceived value of the product to consumers; (3) Determine whether an adequate and timely supply of the product can be obtained; and (4) Analyze whether the estimated profitability of the product satisfies our criteria.

     When we decide to bring a product to market, we may arrange for the production of a direct response television program ("infomercial") that can provide in-depth demonstration and/or explanations of our product. The duration of these productions may vary from one to sixty minutes. We attempt to present the product in an entertaining and informative manner, and may use a variety of program formats including live talk shows and paid live studio audience programs. Our infomercials are produced in-house or by independent production companies with experience in the infomercial field. We expect the production of an infomercial to take approximately ten (10) days up to three weeks to complete, at a cost typically ranging from $75,000 to $200,000 per infomercial. Additional costs may include fees paid to hosts and spokespersons.

     Following completion of the production of an infomercial, we may test the program in the United States in specific time slots on both national cable networks and targeted broadcast stations. If an infomercial achieves acceptable results in the market tests, we generally air it on a rapidly increasing schedule on cable networks and broadcast channels. Acceptable results means that we believe we will be able to sell sufficient amounts of the product to cover the expense of production and of the media time. During this initial phase, we may modify the creative presentation of the infomercial and/or the retail pricing, depending upon viewer response. In general, we expect to air each infomercial domestically at least four to ten months and we continue such infomercials for longer periods of time to support retail sales.

     An important part of our ability to successfully market products is access to media time. We do not have, and do not presently intend to have inventories of media time or long-term contracts with suppliers of media time for the broadcasting of infomercials. We believe that such inventories and long-term contracts impose a financial burden and risk which we are unwilling to accept. The lack of such inventories or long-term contracts causes us to pay for media time at the prevailing rates at the time the infomercial is aired. However, when a product tests successfully, media time can be purchased in bulk, which provides a 40-60% cost savings. We have paid approximately $244,100 for media time for the period from August 1999 through February 29, 2000.

     Our infomercials periodically display on the television screen during the broadcast an "800" telephone number and our Web site, www.shopimt.com, which a customer can call or visit to order a product. We contract with third-party vendors to provide in-bound telemarketing for a fee based principally on the number of telephone calls answered. In-bound telemarketers electronically transmit orders to our third-party vendors where the product is packaged and shipped. In the future we expect the in-bound telemarketer to promote, "up-sell," complementary and/or additional products related to the product from which the inquiry is received. Such sales efforts will be orchestrated by our marketing personnel who will script the sales approaches for the telemarketing personnel.

     We believe that an opportunity exists for the retailing of our consumer products on the Internet. By directly offering products through our own Web site, we interact with customers in real-time and are able to frequently adjust the product mix, pricing and visual presentation. In addition, we can more easily obtain extensive demographic and behavioral data about our customers, provide them with greater direct marketing opportunities and offer a more personalized shopping experience. Also, the Internet provides the convenience of home shopping and 24-hour-a-day, seven-days-a-week operation, available to any location, foreign and domestic, that has access to the Internet. In December of 1999 we agreed to link our Web site with Bob Vila's Web site, www.BobVila.com which is an interactive site specializing in home improvements. We also intend to create links with hundreds of Web sites to promote and sell our products.

Principal Products

     The Plumbers Secret.

      In June 1998, Interactive New Jersey entered into a licensing agreement with A2000 USA, Inc., licensor, and Robert and John Miller, as inventors, for the exclusive right to manufacture and or produce, advertise, promote, market or sell worldwide The Plumbers Secret. Interactive Marketing agreed to pay A2000 USA a royalty per unit for a period of one year. $20,000 was paid to the A2000 USA upon execution of the agreement and an additional $30,000 was paid after successful test marketing. We have paid $66,000 in such royalties and have accrued an additional $75,000 in royalties as of February 29, 2000.

     The Plumbers Secret is a simple plumbing device that is packaged in its own plastic toolbox-like carry case and can be used up to twelve times for clearing any clogged drain in a home. The product retails for $39.95 and has a shelf life of ten years. The case holds a canister, pistol grip extension, and three adapters which connect to tubs, sinks, toilets, showers, garbage disposals and removable and non-removable grates. The pressurized canister releases a patented non-toxic, non-corrosive enzymatic formula that expands 200 times its mass when introduced to water. The aerosol delivery system propels the standing water through the clog.

     We have produced one and two minute spots with Bob Vila, the former host of the television series "This Old House", as the spokesperson for The Plumbers Secret. The infomercial began airing in July of 1999 and was released as part of Apple Computer's QuickTime 4 digital video and streaming media at the Macworld Expo/NY '99 show. In August of 1999 The Shopping Channel in Canada and tSc Direct, an Internet site, agreed to market The Plumber's Secret on Canadian Home Shopping. The Canadian Home Shopping Channel is similar to the QVC Network in the United States. The Plumber's Secret infomercial is broadcast throughout English speaking Canada and on the Sc Direct Internet site located at www.tsc.ca. In November of 1999 we granted QVC Shopping Channel a license to use The Plumbers Secret promotional video to promote and sell the product on its program through December 31, 2001. We anticipate that this programming will appear in early 2001.

     We have also expanded into retail markets with The Plumbers Secret. In December of 1999 we filled product orders with Bed Bath & Beyond, Inc., QVC Shopping Channel and Kmart Corporation. Our January 23, 2000 appearance of The Plumbers Secret on QVC Shopping Channel was a success when we sold out 2,500 units within 7.2 minutes. As of February, 2000 net sales for the Plumbers Secret were approximately $900,000.

     Power-Ti-Pod.

     This product is a golf club, a driver, designed to correct a slice (a hit that fades to the right). We entered into a joint venture with Carizma Golf Co. in July of 1999 to market and sell this product internationally. We did not produce an infomercial for this product, but used an infomercial that Carizma had produced. Profits from this product were split 50/50 with Carizma and as of February 29, 2000 we had realized sales of approximately $22,000. In April 2000, we terminated our agreement with Carizma.

     Putterball.

     In November 1999 we entered into an agreement with Carizma Golf Co. to develop and market the Putterball. The Putterball is a putting practice device fashioned with a steel golf ball-like attachment in place of the normal putter blade. The device does not tolerate error and assists a player to learn his or her most productive technique through repetitive use of the Putterball. Profits from the sale of this product were split 50/50 and as of February 29, 2000 we recorded $8,000 in sales. As noted above, we terminated our agreement with Carizma in April 2000.

Principal Suppliers

     Production needs for our products are provided by third party vendors or in-house. We contact several vendors until we find the combination of quality manufacturing for a reasonable price. We consistently search for new suppliers to insure that we and our customers are always assured the best product. We currently rely on four vendors to supply the parts for The Plumbers Secret. Aerosol Services Company located in California supplies the pressurized cans filled with the non-toxic formula. Blow Molded Products located in California supplies the plastic case, cap, handles and adapters. Hawthorne Rubber located in New Jersey supplies the large flange adaptor. GM Packaging located in California provides the shipping boxes. Carizma provided the Power-Ti-Pod and Putterball products. We have not entered into formal long-term written agreements with these suppliers.

     We monitor the availability of our products and promptly adjust our direct marketing campaign if and when a product cannot be adequately supplied. However, such adjustment may not always be possible in the short term. Management believes the loss of one or more of these vendors should not result in a material adverse affect on our operations because we use a secondary vendor for smaller quantities which allows us to replace the primary vendor within 30-45 days.

Distribution

     We rely on third parties to distribute our products. Sales from direct response television and Internet sales are handled by our North American order fulfillment center, PDS, located in Pacoima, California. This facility receives merchandise from manufacturers, inspects merchandise for damage or defects, stores product for later delivery, assembles the product as required, packages and ships the products and processes customer returns. We use bulk shippers to deliver products to customers in the United States. In certain instances, the manufacturer of the product ships orders directly to the customer.

     Each customer is charged a shipping and handling fee, which varies by product. The majority of customer payments are made by credit card over the telephone, with the remainder paid by check. No product is shipped C.O.D. and we will not ship a product until payment has been received and cleared.

     In addition to direct response television we rely on our President, Sandy Lang, Johnny Bench, Leisure Marketing and 20 independent sales representatives to market our products. We recently entered into an informal agreement with Leisure Marketing to market our products. Leisure Marketing has had twenty-five years experience with direct response television sales. We currently have engaged fourteen domestic independent distributors who intend to solicit ninety major retail organizations in the home center, hardware, farm and fleet and maintenance supply centers. Sales to our independent distributors are at a fixed price and all sales are final with no guaranteed sales provisions. In July of 1999 we began development of an international retail and independent distributor network. We currently have established ten independent distributors who will begin marketing our products within the year. We anticipate that we will engage independent distributors in various foreign countries around the world to market our products.

Competition

     We have been in our market for a short period of time and compete directly with many other companies, large and small, which generate revenue from direct marketing, wholesale/retail and Internet commerce activities. We also compete with consumer products companies and retailers which have substantially greater financial, marketing and other resources. Some of these companies presently conduct, or indicate their intent to conduct, direct response marketing. Products similar to our products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising catalogs and the Internet.

     The Plumbers Secret competes directly with two products available in the marketplace today that purport to do what our product does. They are called Power Plumber and Air Force and sell for 30% less than The Plumbers Secret.
We compete with these products by using direct response television advertising blitzes which provide the customer with the convenience of ordering by phone or mail and a 30 day, 100% money-back guarantee. Also, we use a non-corrosive, non-toxic formula in our product where the others use corrosive chemicals. Our packaging is constructed of sturdy plastic parts where the other products use cardboard. Finally, the endorsement of nationally known home improvement expert, Bob Vila, improves The Plumbers Secret credibility and marketability.

Major Customers

     In November 1999 Kmart Corporation placed an initial purchase order for 35,000 units of The Plumbers Secret. From this order Kmart Corporation accounted for $465,000, or 51%, of our net sales of The Plumbers Secret as of the year ended February 29, 2000. The loss of Kmart Corporation as a resale customer would have a material adverse effect on our results of operations.

Recent Developments

     The following discussions involve forward looking statements regarding our business developments that involve substantial risks and uncertainties. We cannot assure that we will be able to finalize the described agreements.

     Share Exchange.   Interactive Marketing and Sandy Lang, as an individual,
entered into an share exchange agreement on April 15, 2000 with E-Pawn.com, Inc., an Internet services company. We have agreed to issue to E-Pawn a sufficient number of our common shares to give E-Pawn a 51% ownership interest in Interactive Marketing. However, the share exchange is contingent upon our shareholders' approval and we cannot assure that such shareholder approval will be achieved. According to the terms of the agreement, Sandy Lang will personally exchange 3,000,000 of his Interactive Marketing shares for
3,000,000 E-Pawn shares.   We will provide additional shares sufficient to
provide E-Pawn with a 51% interest in Interactive Marketing. The initial estimate is Interactive Marketing will issue 20,000,000 common shares in exchange for 5,000,000 E-Pawn common shares. After the closing, E-Pawn will provide $5 million in capital funding to Interactive Marketing with $1,000,000
due immediately upon closing.   Each Interactive Marketing Shareholder will
receive a stock dividend of two common shares of Ubuynetwork.com for each
share of Interactive Marketing held.    Sandy Lang will remain as President of
Interactive Marketing and will enter into an employment agreement with Interactive Marketing. He will also be named Chairman of Ubuynetwork, com.

     The following discussions involve forward looking statements regarding our product developments that involve substantial risks and uncertainties. We cannot assure that we will be able to finalize licensing or marketing agreements for these products, or that the products will prove to be marketable or successful.

     Tom House Physical Fitness. In December of 1999 Interactive Marketing and Tom House signed a letter of intent to market Dr. House's fitness products. Tom House is a retired major-league pitcher who has a Ph.D. in psychology and he is an consultant, performance analyst and sports psychologist, and is a trainer of elite athletes. We anticipate that the Tom House Physical Fitness products will include training equipment that weighs less than one pound, training tapes and nutritional supplements which will provide body development necessary for a person's needs whether at home, the office or while traveling. We are in the process of shooting the Tom House infomercial. The nutritional supplements have been formulated and we anticipate they will be available in the last quarter of 2000. We hope to create a continuity package with Tom House where the customer can call an "800" number and receive answers for any questions regarding the fitness products.

     EFL Fishing Lure. The EFL Fishing Lure is a patented latex plastic in the shape of a fish developed by actor, Chris Atkins (known for his performance in Blue Lagoon) and five motion picture special effects people. When the EFL Fishing Lure is put over a crank bait the bait feels like a fish and moves like a fish. Chris Atkins will be the spokesman for the EFL Fishing Lure and we anticipate using many of the recognized pro fishermen along with celebrities that love to fish as spokespersons. We have incurred through February 1999 approximately $35,500 in costs for the production of a 30 minute infomercial and will begin production of the product in foreign countries. We have created a logo and we plan to use a retail package consisting of a unique type of tackle box with several types of baits and hooks. We expect the retail price to be $39.95

     Universal Wrench. In January of 2000 we entered into a sales and distribution agreement with Lacrex SA of Switzerland which granted us the exclusive North America rights to market the Lacrex Universal Wrench. This wrench can loosen a range of nuts and bolts and can take the place of a full set of wrenches at a fraction of the cost. The head of the wrench has a range of 180 degrees giving it the ability to get into difficult locations. We have agreed to test market this product within the next quarter to determine if we will proceed with its marketing. In the event we decide to move forward with the marketing we have agreed to purchase 300,000 units during the first year and additional purchases are required in subsequent years to renew this agreement.

     Wonder Ladder.  This ladder is extremely light and versatile and comes in
three lengths: 3', 5' and 6'.   It is constructed of lightweight aluminum and
when closed it is only 5" wide for easy storage. It will safely hold up to 250 pounds. In December we entered into an agreement to market the Wonder Ladder with a profit split determined by certain specifications. We have agreed to manufacture and market this product worldwide through infomercials. The owners of this product will oversee all domestic retail sales.

     Life Mask. The LifeMask was designed to aid the administration of CPR (cardio-pulmonary resuscitation). The LifeMask is a plastic mask which is placed over the victim's mouth and the person administering the CPR breathes into a nipple attached to the outside of the mask. This prevents potential exposure to any contagions that the victim may have. We have agreed to produce and market this product for an indefinite period of time with 12% of the profits paid to the owner.

     Rights to Master Audio Recordings.   In November of 1999 we purchased
non-exclusive rights to 5,000 master audio recordings from Planet Entertainment Corporation. A "master recording" is the original, final, then-recorded version of a song recorded in the studio. These master recordings represent a variety of music. We intend to electronically enhance and re-digitize these recordings and market these recordings by offering compilation CD's and cassettes to the public through television advertising and retail. We anticipate the marketing of these recordings will begin in the fourth quarter of 2000.

Trademarks, License and Intellectual Property

     We rely upon a combination of licenses, confidentiality agreements and other contractual covenants to establish and protect development and marketing rights for our products. We have assigned our exclusive license to manufacture and or produce, advertise, promote, market or sell worldwide The Plumber's Secret to the Plumber's Secret L.L.C. We are currently seeking trademark protection for The Plumbers Secret. We consider trademark protection to be very important to brand name recognition and independent distributor and consumer loyalty to our business. We intend to register our certain trademarks in the United States.

     Our ability to compete effectively will depend in part on our ability to maintain exclusive licensing and the aggressive continued development of our products. We can not assure that our competitors will not independently develop or obtain products that are substantially equivalent or superior to our products.

Government Regulations

     Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies. The products we sell are subject to the evaluation by the Consumer Products Safety Commission ("CPSC") which protects the public from unreasonable risk of injuries and death associated with consumer products. The advertising and marketing of our products is regulated by the Federal Trade Commission ("FTC") and the Federal Communications Commission, ("FCC"), which enforce consumer protection laws in regards to truth in advertising. When we rely on the U.S. Mail for shipment of our products the United States Post Office regulates the types of products and the manner in which they may be distributed to our customers. Each state has various comparable agencies or laws that States' Attorneys General enforce in the areas of consumer protection. These statutes, rules and regulations which are applicable to our operations and to our products are numerous, complex and subject to change. Our international business, when developed, will be subject to the laws and regulations in those countries in which we sell or market our products.

     We have not had any action instituted by any of these regulatory agencies or governments in regards to our products or marketing. However, if any significant actions are brought against us or any of our subsidiaries in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which we obtain a significant portion of our media exposure, we could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any state or country which forms a significant portion of our market will not adversely affect our business or results of operations.

     We collect and remit sales tax in the states where we have a physical presence, however, certain states in which our only activity is direct response television and Internet marketing have attempted to require direct marketers, such as Interactive Marketing, to collect and remit sales tax on sales to customers residing in such states. A 1995 United States Supreme Court decision held that Congress could legislate such a change. Thus far, Congress has taken no action to that effect. We are prepared to collect sales taxes for other states if laws are passed requiring such collection. We do not believe that a change in the laws requiring the collection of sales taxes will have a material adverse effect on our financial condition or results of operations.

Employees

     Currently we employ six (6) individuals. We think we have good relations with our employees and none are subject to a collective bargaining agreement.


                       ITEM 2: DESCRIPTION OF PROPERTY

     Our principal offices are located in Hollywood, California. The property is a six story office building made of brick and glass which is in good condition. We lease approximately 2,500 square feet which includes six offices, a conference room, kitchen and stock room. This property should be adequate for the immediate future. Our monthly rent begins at $5,398 and increases 3% per annum plus escalation costs over a five year period. This lease will expire in September of 2004.

                           TEM 3: LEGAL PROCEEDINGS

     We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.

         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II


                       ITEM 5: MARKET FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

a) Market Information

     Our common stock is traded over-the-counter and quoted on The National Quotation Bureau's Pink Sheets under the symbol "IAMK". Until April 17, 2000 our common stock was quoted on the OTC NASDAQ Electronic Bulletin Board under the symbols "IAMK" and "IAMKE". The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending February 29, 2000. There was no trading activity prior to April 1999. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

     Quarter Ended               High               Low
     ---------------            ------             -------
     May 31, 1999               $7.875            $0.0625
     August 31, 1999             4.0625            2.00
     November 30, 1999           2.6875            0.75
     February 29, 2000           1.9375            0.75

     We have approximately 43 stockholders of record as of May 8, 2000. On March 17, 1999, Shur De Cor effected a 2-for-1 forward split of its outstanding common shares. The discussions in this registration statement regarding our common shares reflect the forward stock split.

Dividends

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

OTC Bulletin Board Eligibility Rule

     In January of 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rule 6530 and 6540. These amendments require a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change we voluntarily filed this registration statement in order to become a fully reporting company and maintain the listing of our common stock on the OTC Bulletin Board. The rule requires that the SEC come to a position of no further comment regarding the registration statement before a company is considered compliant. According to the rules, we were not in compliance at our phase-in-date of April 17, 2000 and our listing was removed from the OTC Bulletin Board. We have moved our listing to the National Quotation Bureau's Pink Sheets. This move to the "pink sheets" may adversely affect the market, if any, in our stock.

b) Recent Sales of Unregistered Securities

     The following discussion describes all securities we have sold within the past years without registration:

     On December 22, 1998, Shur De Cor issued 60,000 pre-split shares of common stock, valued at $600, to James Glavas, our then President, services rendered on our behalf. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On January 26, 1999, Shur De Cor issued 50,000 pre-split shares of common stock, valued at $500, to Principal Holdings, Inc. for investment banking services rendered on our behalf. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On February 15, 1999, pursuant to Rule 504, Shur De Cor offered 2,000,000
shares of common stock for an aggregate offering price of $50,000.   Sixteen
(16) investors purchased 2,000,000 common shares for the $50,000 aggregate offering price No underwriting discounts or commissions were paid for this offering.

     On April 13, 1999 we sold 285,000 common shares for $949,050 to Stratus Investco S.A. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On November 1, 1999 we sold 295,000 common shares to Finks Consultancy Limited for $245,000. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On November 19, 1999 we issued 2,000,000 common shares to Planet Entertainment Corporation to acquire the non-exclusive rights to 5,000 master audio recordings valued at $600,000. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     In April 2000 we closed a private placement with an aggregate offering price of $600,000. We offered six units to accredited investors and each unit consisted of one $100,000 convertible secured promissory note at 12% per annum and 50,000 warrants, which expire in March 2005, to purchase 50,000 shares of our common stock at $1.25 per share. We sold a total of six units, an aggregate of 300,000 warrants, to eleven accredited investors for $600,000. The placement agent, M.S. Farrell & Co., Inc., will receive a 10% commission for all units sold, a 2 1/2% nonaccountable expense allowance and warrants for 10,000 common shares exercisable at $1.25, which expire in March 2005. The issuance of such warrants was exempt from registration under the Securities Act of 1933 by reason of Section 3(b) and Regulation D as a limited offering.

     In each of the private transactions above, we believe that each purchaser
(i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his/her/its own account for investment purposes of the federal securities laws, (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

     ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

     Interactive Marketing provides comprehensive marketing services for proprietary consumer products in both the United States and worldwide. We began operations in August of 1999 and have primarily relied on one product, The Plumbers Secret, for our revenues. We have had a short operating history and a history of operating losses, however, management believes we are in the later stages of developing additional product lines to enhance our current revenue stream. Currently management plans to introduce in the near-term at least five additional products over the next three years.

     Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and its wholly-owned subsidiary IMT's Plumber, Inc. and include the consolidation of IMT's Plumbers, Inc.'s 50.01% members' interest in the Plumbers Secret, LLC.
Reverse Merger Treatment

     In April of 1999 Shur De Cor, a blank check company, merged with Interactive New Jersey. Shur De Cor, the Nevada corporation, was the surviving entity following the merger. The reverse merger was completed pursuant to a stock-for-stock exchange of 12,404,000 shares of the Shur De Cor's common stock for 100% of the outstanding stock, 2,500 shares, of
Interactive New Jersey.   The merger was structured as a tax free
stock-for-stock exchange pursuant to Section 368 (a)(1)(B) of the Internal Revenue Code, as amended.

IMT's Plumber Subsidiary

     On March 16, 1999, the members of The Plumber's Secret L.L.C. agreed to amend their operating agreement. The members agreed that the initial capital contribution by both members would be approximately $100,000 each rather than $1000 as agreed to in the original operating agreement. IMT's Plumber committed to lend The Plumber's Secret L.L.C. up to $150,000 rather than the original $250,000. Vila Enterprises has the option to abandon the L.L.C. if sales of the product do not exceed $2 million in the first year. Management believes we can meet this threshold.

     The members agreed to distribute net cash available 50/50 until $500,000 was generated. After $500,000 in net cash is generated IMT's Plumber will receive a preferred return on its capital contribution when it will receive net cash available until the principal and interest of its loan are paid in full. The operating agreement provides that $100,000 will be paid to B.V.T.V., Inc., which employs Bob Vila, for advertising and promoting the product in an infomercial, however, the $100,000 fee has been applied towards the required initial contribution as such services were performed. As of February 29, 2000 The Plumber's Secret L.L.C. has incurred a net loss of approximately $475,000 and the first $100,000 in losses has been allocated for tax purposes to Vila Enterprises. The remaining losses will be allocated 50/50.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through loans and private placements of equity securities. We did not post revenues for the 1999 fiscal year and have experienced cumulative operating losses since our inception of approximately $1,100,000 through the 2000 fiscal year. For the fiscal year ended February 29, 2000 we recorded $252,266 in cash with $508,698 total current assets and $584,424 total current liabilities. For the 2000 fiscal year we used $753,650 net cash for operating activities and we posted a $0.09 net loss per share.

     During the 2000 fiscal year we invested $238,384 of net cash for patents, office furniture and equipment, infomercial costs and advances. In November of 1999 we issued 2,000,000 common shares to purchase non-exclusive rights to master audio recordings valued at $600,000. The value of the masters was assigned using an independent valuation which included anticipated future revenue cash flow calculations . We intend to amortize this asset over a period of 5 years once we begin to realize revenue from this product.

     Net cash provided by financing activities was $1,239,050 for the 2000 fiscal year. These financing activities were primarily private placements of our common stock. In April of 1999 we sold 285,000 common shares for $949,050 and in November 1999 we sold 295,000 common shares for $245,000. We also obtained from a stockholder a $50,000 loan with an interest rate of 10% per annum which is due in April of 2001.

     Starting in March of 2000 we conducted a private placement offering for an aggregate offering price of $600,000. We offered 6 units to accredited investors for $100,000 each. Each unit consisted of one $100,000 convertible secured promissory note at 12% per annum and 50,000 warrants to purchase 50,000 shares of our common stock at $1.25 per share. The promissory notes are secured by our assets and will mature on the earlier of six months or upon certain contingent events. The entire principal amount and interest owed on the note may be converted, at the purchaser's discretion, into common shares at a conversion rate of $1.25 per share. As of April 12, 2000 we completed this offering with net proceeds of approximately $517,000 to be used for working capital.

     We have no plans to purchase significant equipment or make other capital expenditures within the next twelve months. We have monthly lease commitments for our office space of approximately $5,400. We also have accrued $75,000 in royalty obligations for the 2000 fiscal year. According to the terms of our marketing agreements we will be obligated to share profits and/or pay royalties on any products we sell. Further, if we decide to market the Universal Wrench, the terms of that agreement require us to purchase 300,000 units at an anticipated cost of $1.5 million during the first year of marketing. We also expect to employ two to three additional employees based upon anticipated growth which will increase our payroll costs by approximately $150,000.

      Management believes the anticipated net proceeds from the private placement should sustain our operations for the next six months. Management anticipates we will supplement the private placement with future revenues from our new product lines and equity and debt financing will provide funding for the longer term. Our management is reviewing various product cost bids and is discussing with major retailers the selling of our new products.

     Management also expects that we will add to our revenue source through banner stream income from Internet advertisers. Banner stream advertising
refers to the ads that appear on Internet Web sites.   Management hopes to
create a Web site that will become a primary source of such banner stream income by early 2001. To that end, management entered into an share exchange agreement with E-Pawn. We have agreed to provide E-Pawn with a 51% ownership interest of our company. The agreement provides for an influx of approximately $5 million in capital funding and we plan to use Ubuynetwork.com as an Internet site for sale of our products.

     Management anticipates that additional capital will be provided by private placements of our common stock. However, our common stock listing has been removed from the OTC Bulletin Board and listed on the National Quotation Bureau Pink Sheets. Our trading market and our ability to raise capital through equity may be adversely affected by this change. We intend to complete such private placements pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     Management is investigating the availability, source and terms for external debt financing, but has not entered into any agreement with any persons regarding such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Results of Operations

     The following table summarizes our operations for the year ended February 29, 2000 and the period from inception through February 28, 1999.


                                                          From inception
                                                          (April 21, 1998)
                                      Year ended          through
                                      February 29, 2000   February 28, 1999
                                      ------------------  -----------------
Revenues                                  $    921,381            -
Costs of Sales                                 448,699            -
Gross profit                                   472,682            -

Costs and Expenses
  Payroll & related costs                      413,070            -
  General & Administrative                     212,932            -
  Advertising & Media Buys                     303,397            -
  Royalties                                    141,000            -
  Selling Expenses                              69,561            -
  Consulting Fees - Related Party               33,333            -
  Travel & Entertainment                       147,519            -
  Professional fees                            115,105          22,680
  Depreciation and Amortization                 83,829            -
  Research &  Development                        5,700          18,000
  Interest Expense - Related Party               4,200            -

Total Costs and Expenses                     1,529,646          40,680

Operating (Loss)                            (1,056,964)        (40,680)

     We recognize revenues when our product is shipped from our fulfillment center. We recorded net revenues of $921,381 for the 2000 fiscal year,
compared to no revenues for the 1999 fiscal year.   The revenues were
primarily a result of the sales of The Plumbers Secret by Kmart Corporation. Cost of the goods, which includes the cost of the product and shipping of the product, were $448,649. As a result, we posted a gross profit of $472,682 for the 2000 fiscal year.

     Costs and expenses were $1,529,646 for the 2000 fiscal year compared to $40,680 for 1999 fiscal year. The 1999 fiscal year expenses included professional fees of $115,105 for legal and accounting fees and $18,000 for research and development costs. We commenced our operations during the 2000 fiscal year and $626,002, or 40.9%, of these costs were related to payroll and general and administrative costs. Advertising and media buys, selling expenses and royalties accounted for $513,958, or 33.6%, of our costs and expenses. $55,000 of the total depreciation and amortization expenses of $83,829 were costs of filming, editing and producing infomercials for our products which costs were amortized over a two year period, its estimated useful life.

     Our loss from operations was $1,056,964 for the 2000 fiscal year compared to $40,680 for the period from April 21, 1998 (date of inception) through February 28, 1999.

     We are unaware of any known trends, events or uncertainties that are
reasonably likely to impact revenues from operations.   However, we may
experience significant fluctuations in operating results in future periods due to a variety of factors, including but not limited to, the following factors:

        * We may need additional financing in order to carry out our business plan and management cannot assure that we will be successful in obtaining such financing. Failure to obtain necessary financing could have a material adverse impact on our operations.

        * Sales from our products are unproven and some of our products are yet to be tested in the retail environment.

        * We must obtain new products and customers at reasonable costs, retain customers and encourage repeat purchases.

        * We need to develop our customer base through multiple marketing channels, which include the following: (i) Development of an aggressive marketing campaign using a combination of online and traditional marketing: (ii) by entering into linking arrangements with other web sites; and (iii) using direct marketing techniques to target new and existing customers with personalized communications.

Seasonal Trends

     Our market is not seasonal because our products are marketed with a direct response television media blitz, which is not related to the seasonal variables.


                         ITEM 7: FINANCIAL STATEMENTS

     We have attached our consolidated financial statements for the year ended February 29, 2000 and February 28, 1999.


            ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Pursuant to the merger agreement, we continue to employ the accounting survivor, Interactive New Jersey's principal independent accountant, Moore Stephens, P.C. located in Cranford, New Jersey. On April 7, 1999 Crouch, Bierwolf and Chisholm, located in Salt Lake City, Utah, was replaced by Moore Stephens, P.C. Crouch, Bierwolf and Chisholm had audited Shur De Cor's financials statements as of February 28, 1999, December 31, 1998 and 1997. Crouch Bierwolf and Chisholm's report on such financials, dated March 29, 1999, did not contain an adverse opinion, disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors. There were no disagreements with Crouch, Bierwolf and Chisholm on any matter regarding accounting practices, financial statement disclosure, or auditing scope or procedure.


                                   PART III


    ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and executive officers and their respective ages and positions are listed below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion. There are no familial relationships among or between any of our officers or directors.

a) Directors and Officers

Name                    Age          Position Held
--------               ------        --------------
Sandy Lang                54         President, Chief Executive Officer,
                                     Director

Martin Goldrod            58         Secretary, Director

Gregory Haehn             54         Treasurer

Johnny Bench              51         Director

Sandy Lang. Mr. Lang became President and C.O.O. of Interactive New Jersey in 1998. He continues as President of Interactive Marketing, but resigned as the C.O.O. and was appointed C.E.O. in October of 1999. Mr. Lang has over 25 years of experience in creative media production. From June 1995 until April 1999 he was Chairman of The Board of The Secret, Inc., a company involved in marketing a golf training program. He served as president of domestic sales for Epic Films from August 1989 to June of 1995. He has been involved with syndicated television shows and feature films, televised game shows and computer graphics for television stations.

Martin Goldrod. Mr. Goldrod was appointed as a Director on January 28, 2000 and appointed as Secretary on April 7, 2000. He has been employed as a Vice President of Interactive Marketing since April 1999. From 1992 through 1999 he was self-employed as a marketing consultant located in Los Angeles, California. He has over 25 years experience in management and promotion on the local, regional and national level related to record companies such as Capital Records, Arista Records and Mercury Records.

Gregory Haehn. Mr. Haehn was appointed Treasurer on March 14, 2000. He has over 25 years experience in the development of and operations for retail and wholesale sales of auto parts. He currently is the president of Yukon International, Inc., an on-line fitness retailer. He is also the President of Twin Realty, Inc. which purchases and builds retail outlets for auto parts. From 1976 to 1997 he served as Chief Executive Officer of Worldwide Auto Parts, Inc., an auto parts retailer, and was President of Eagle Distributing, Inc., a warehouse distributor company which provided products to wholesale customers.

Johnny Bench. Mr. Bench was appointed as our Director in April of 1999. During the past five years he has derived the majority of his income from his notoriety as a Hall of Fame baseball player. He also has worked in radio and television broadcasting related to baseball. During 1997 he was the owner and C.E.O. of JB Enterprises, Inc. which manufactured and distributed golf equipment.

b)     Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Interactive Marketing with copies of all Section 16(a) reports they file. Since our registration statement did not become effective until March 20, 2000, no reporting obligations were effective during our fiscal year 2000.


                       ITEM 10: EXECUTIVE COMPENSATION

     The following table shows compensation of our chief executive officer for fiscal years 1999 and 2000. None of our other named executive officers or directors received compensation in excess of $100,000 for 1999 or 2000.

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                       --------------------

Name and Principal Position     Year   Salary ($)    Bonus        Other
----------------------------   ------  ----------    --------     --------
Sandy Lang                      2000   $ 131,250        $0          $0
President, CEO                  1999      50,000         0           0


Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts

     We have not entered into formal written employment agreements with our named officers and directors.


              ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our director's and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficial ownership of those shares. The percentage of beneficial ownership is based on 13,832,000 shares of common stock outstanding as of May 8, 2000.

                          CERTAIN BENEFICIAL OWNERS

                                        Common Stock Beneficially Owned
                                        --------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock          Percentage of Class
--------------------              -------------------   -------------------
Planet Entertainment Corp               2,000,000            14.4%
222 Highway 35
Middletown, New Jersey 07748

Navesink Venture Partners, LLC          3,000,000 (1)         21.6%
2 Bridge Avenue
Galleria Bldg. #6
Red Bank, New Jersey 07701

                                  MANAGEMENT

                                        Common Stock Beneficially Owned
                                        --------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock          Percentage of Class
--------------------              -------------------   -------------------

Sandy Lang                               7,500,000 (2)        42.0%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Martin Goldrod                            300,000 (3)          2.1%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Gregory Haehn                              25,000 (4)          *
2890 Attleboro Rd.
Shaker Heights, Ohio 44120

Johnny Bench                              200,000 (5)          1.4%
324 Bisops Bridge
Cincinnati, Ohio 45255

All executive officers and
directors as a group                    8,025,000             43.9%

     * Less than 1%

     (1) Represent options to purchase 3,000,000 shares exercisable in 60 days.
     (2) Includes options to purchase 4,000,000 shares exercisable in 60 days.
     (3) Includes options to purchase 250,000 shares exercisable in 60 days.
     (4) Represents warrants to purchase 25,000 shares exercisable in 60 days held by Yukon International, Inc., a company owned by Mr. Haehn.
     (5) Includes options to purchase 150,000 shares exercisable in 60 days.


           ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, 5% stockholders or immediate family members of such persons:

     Frank Leo, our former director and Secretary, has provided an aggregate of $194,240 in cash or in property for or on behalf of Interactive New Jersey. He paid legal fees totaling $14,680 and research and development costs of $18,000 incurred between October 1, 1997 and June 30, 1998 in connection with the formation of Interactive New Jersey including the licensing agreements, and applications for patents and trademarks for the product. In January 1999,
he advanced $5,000 to us for working capital purposes.   He paid total
licensing fees of $20,000 for the product, The Plumbers Secret, in June and July of 1998. These payments were treated as a capital contribution. He also remitted his acquisition of the title and interest in the mailing list of past, current, and future names whereby his basis of $136,560 was treated as a capital contribution. During the 2000 fiscal year, we paid $33,333 for consulting fees to Kall Group, Inc., which is controlled by Frank Leo.

     On November 30, 1999, Sandy Lang and the Kall Group, Inc., which is owned by Frank Leo, then officers and directors, agreed to return and cancel 2,177,000 and 3,177,000 common shares, respectively, to the corporate treasury for no compensation. In January of 1999 The Kall Group returned and canceled an additional 2,000,000 common shares to the treasury. The purpose of the return was to decrease the number of outstanding shares and provide Interactive Marketing with additional authorized shares to facilitate equity financing.

     In March of 2000, we sold a fractional unit of our private placement to Yukon International, Inc., which is owned by our Treasurer, Gregory Haehn. Yukon International purchased a convertible promissory note for $50,000 at 12% per annum with 25,000 warrants to purchase 25,000 common shares at $1.25 per share.

     On April 15, 2000, we and our President, Sandy Lang, as an individual, entered into a share exchange agreement with E-Pawn which is contingent upon shareholder approval. Mr. Lang agreed to personally exchange 3,000,000, of his shares in the share exchange. In consideration for his shares, Mr. Lang will remain as President of Interactive Marketing upon closing of the share exchange and he will enter into an employment agreement for this position. He will also be named the Chairman of Ubuynetwork.com.


                                   PART IV


                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description                                             Location

2.1     Agreement and Plan of Merger between Interactive
        Marketing and Shur De Cor, Inc., dated March 24, 1999.        (1)

2.2     Stock Acquisition Agreement between Interactive
        Marketing and  E-Pawn.com, Inc., dated April 15, 2000.        (1)

3.1     Articles of Incorporationof Shur De Cor, Inc., dated
        August 14, 1987                                               (1)

3.2     Articles of Merger filed April 7, 1999.                       (1)

3.3     Bylaws of Interactive Marketing                               (1)

10.1    Lease Agreement between E.P. Investments and
        Interactive Marketing,  dated May 10, 1999                    (1)

10.2    Agreement between A2000 USA, Inc., and Interactive            (1)
        Marketing, dated  June 1998.

10.3    Amended Operating Agreement of The Plumbers Secret LLC,
        dated March 16, 1999.                                         (1)

10.4    Service Agreement between Interactive Marketing and
        B.V.T.V., Inc., dated March 11, 1999.                         (1)

16      Letter of agreement from Crouch, Bierwolf & Chisholm,
        dated March 29, 2000                                          (1)

27      Financial Data Schedule                                  See attached

_______________________

     (1) Incorporated by reference to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, who is duly authorized.

        5/16/00
Date _________________.          INTERACTIVE MARKETING TECHNOLOGY, INC.


                                     /s/ Sandy Lang
                              By: __________________________________________
                                  Sandy Lang, President, CEO and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of Interactive Marketing and in the capacities and on the dates indicated.



        5/16/00                         /s/ Sandy Lang
Date: _______________         By: __________________________________________
                                       Sandy Lang, President, CEO and Director


        5/16/00                          /s/ Martin Goldrod
Date: _______________         By: ____________________________________________
                                      Martin Goldrod, Secretary, Director


        5/16/00                        /s/ Gregory Haehn
Date: _______________         By:_____________________________________________
                                         Gregory Haehn, Treasurer

INDEX TO FINANCIAL STATEMENTS

Interactive Marketing Consolidated Financial Statements February 29, 2000 and April 21, 1998 [date of inception] through February 28, 1999.

INTERACTIVE MARKETING TECHNOLOGY, INC.

INDEX TO FINANCIAL STATEMENTS

Interactive Marketing Technology, Inc.:

Report of Independent Auditors.............................................1

Consolidated Balance Sheet as of February 29, 2000.........................2

Consolidated Statements of Operations for the year
  ended February 29, 2000 and for the period April 21, 1998 [date of inception] through February 28, 1999.....................................3

Consolidated Statements of Stockholders' Equity for the
  year ended February 29, 2000 and for the period
  April 21, 1998 [date of inception] through February 28, 1999.............4

Consolidated Statements of Cash Flows for the year ended
  February 29, 2000 and for the period April 21, 1998
  [date of inception] through February 28, 1999..........................5-6

Notes to Consolidated Statements........................................7-14

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Interactive Marketing Technology, Inc.


We have audited the accompanying consolidated balance sheet of Interactive Marketing Technology, Inc. and subsidiary ["Interactive"] as of February 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from April 21, 1998 [date of inception] through February 28, 1999 and the year ended February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive as of February 29, 2000, and the results of their operations and their cash flows for the period from April 21, 1998 [date of inception] through February 28, 1999 and the year ended February 29, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Interactive will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, Interactive suffered a net loss of $1,056,964 and utilized $753,650 in cash for operations for the year ended February 29, 2000. These factors raise substantial doubt about Interactive's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore Stephens, P.C.


MOORE STEPHENS, P.C.
Certified Public Accountants.



Cranford, New Jersey
April 1, 2000 [Except as to Note 11A
as to which the date is April 4, 2000]

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 2000.


Assets:
Current Assets:
  Cash                                                          $    252,266
  Accounts Receivable - [Net of Allowance of $1,000]                   6,246
  Inventory                                                          164,224
  Prepaid Expenses                                                    20,475
  Other Current Assets                                                65,487
                                                                -------------

  Total Current Assets                                               508,698
                                                                -------------
Fixed Assets - At Cost [Net of Accumulated
 Depreciation of $8,779]                                              70,209
                                                                -------------
Other Assets:
  Master Recording Rights - Music Catalogues                         600,000
  Customer List [Net of Accumulated Amortization of $16,000]         120,560
  Infomercial Costs [Net of Accumulated Amortization of $55,000]     139,416
  Licensing Fees [Net of Accumulated Amortization of $2,300]          17,700
  Patents [Net of Accumulated Amortization of $1,750]                 13,250
  Deposits and Other Assets                                          104,687
  Advance to Minority Shareholder                                     49,980
                                                                -------------

  Total Other Assets                                               1,045,593
                                                                -------------
Total Assets                                                    $  1,624,500
                                                                =============
Liabilities and Stockholders' Equity:
Current Liabilities:
  Promotional Allowances                                        $    375,000
  Accounts Payable                                                   134,424
  Accrued Royalties                                                   75,000
                                                                -------------

  Total Current Liabilities                                          584,424
                                                                -------------
Long-Term Liabilities:
  Note Payable - Stockholder [6E]                                     54,200

Commitments & Contingencies [3]                                            -
                                                                -------------
Stockholders' Equity:
  Common Stock, Par $.001, 60,000,000 Shares Authorized,
   13,832,000 Shares Issued and Outstanding                           13,832

  Paid-in Capital                                                  2,069,688

  Accumulated Deficit                                             (1,097,644)
                                                                -------------

  Total Stockholders' Equity                                         985,876
                                                                -------------
  Total Liabilities and Stockholders' Equity                    $  1,624,500
                                                                =============
See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Period
                                                           April 21, 1998
                                                           [Date of Inception]
                                             Year ended    through
                                             February 29,  February 28,
                                             2000          1999
                                             ------------- --------------
Net Revenues                                 $    921,381 $            -

Cost of Good Sold                                 448,699              -
                                             ------------- --------------

Gross Profit                                      472,682              -
                                             ------------- --------------
Costs and Expenses:
 Payroll and Related Costs                        413,070              -
 General and Administrative Costs                 212,932              -
 Advertising and Media Buys                       303,397              -
 Royalties                                        141,000              -
 Selling Expenses                                  69,561
 Consulting Fees - Related Party                   33,333              -
 Travel and Entertainment                         147,519              -
 Professional Fees                                115,105         22,680
 Depreciation and Amortization                     83,829              -
 Research and Development Costs                     5,700         18,000
 Interest Expense - Related Party                   4,200              -
                                             ------------- --------------

Total Costs and Expenses                        1,529,646         40,680
                                             ------------- --------------

[Loss] from Operations                       $ (1,056,964) $     (40,680)
                                             ============= ==============

Net [Loss] Per Share                         $       (.09) $        (.01)
                                             ============= ==============
Weighted Average Number of
 Shares Outstanding                            12,063,250      7,050,000
                                             ============= ==============


See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                       Total
                                        Common Stock       Paid-in       Accumulated   Stockholders'
                                    Shares        Amount   Capital       Deficit       Equity
                                 ------------- ----------- ------------- ------------- --------------
Shares Issued to Founders               2,500  $      250  $          -  $          -  $         250

Issuance of Common Stock
   in Share Exchange [6B]          12,404,000      12,404       (12,404)            -              -

Additional Contributions -
   April 21, 1998 through
   February 28, 1999 [4A]                   -           -       189,240             -        189,240

Recapitalization Adjustment[6B]        (2,500)       (250)          250             -              -

Net [Loss] for the period
   April 21, 1998 through
   February 28, 1999                        -           -             -       (40,680)       (40,680)

Shares Returned and Canceled
  by Two Officers in November
  1999 and January 2000 [6D]       (7,354,000)     (7,354)        7,354             -              -
                                 ------------- ----------- ------------- ------------- --------------
   Balance at February 28, 1999     5,050,000       5,050       184,440       (40,680)       148,810

Acquired Equity of Shur
  De Cor[6B]                        6,202,000       6,202        (6,202)            -              -

Issuance of Common Stock in
   April 1999 [6C]                    285,000         285       948,765             -        949,050

Issuance of Common Stock in
   November 1999 [6C]                 295,000         295       244,705             -        245,000

Issuance of Common Stock in
   November 1999 for Acquisition
   of Masters Recording Rights      2,000,000       2,000       598,000             -        600,000
                                 ------------- ----------- ------------- ------------- --------------
Advertising and Promotion
  Contributed by a Minority
  Shareholder [3A]                          -           -        99,980             -         99,980

Net [Loss] for the period
  March 1, 1999 through
  February 29, 2000                         -           -             -    (1,056,964)    (1,056,964)
                                 ------------- ----------- ------------- ------------- --------------

Balance at February 29, 2000       13,832,000  $   13,832  $  2,069,688  $ (1,097,644) $     985,876
                                 ============= =========== ============= ============= ==============


See Notes to Consolidated Financial Statements.


INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Period
                                                                                   April 21, 1998
                                                                                   [Date of Inception]
                                                                   Year ended      through
                                                                   February 29,    February 28,
                                                                   2000            1999
                                                                   --------------- ----------------
Operating Activities:
  Net [Loss]                                                       $   (1,056,964) $       (40,680)
                                                                   --------------- ----------------
  Adjustments to Reconcile Net [Loss]
    to Net Cash [Used for] Operating Activities:
    Depreciation and Amortization                                          83,829                -

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
      Accounts Receivable - Net                                            (6,246)          14,680
      Inventory                                                          (164,224)          18,000
      Prepaid Expenses and Other Current Assets                           (85,982)               -
      Deposits and Other Assets                                          (104,687)               -

   Increase [Decrease] in:
      Accounts Payable                                                    126,424            8,000
      Promotional Allowances                                              375,000                -
      Accrued Royalties                                                    75,000                -
      Accrued Interest - Stockholder                                        4,200                -
                                                                   --------------- ----------------

      Total Adjustments                                                   303,314           40,680
                                                                   --------------- ----------------
  Net Cash Operating Activities                                          (753,650)               -

Investing Activities:
  Patents                                                                 (15,000)               -
  Fixed Assets                                                            (78,988)               -
  Infomercial Costs                                                       (94,416)               -
  Advance to Minority Shareholder                                         (49,980)               -
                                                                   --------------- ----------------

  Net Cash - Investing Activities                                        (238,384)               -

Financing Activities:
  Proceeds from Common Stock                                            1,194,050              250
  Advance from Stockholder                                                 (5,000)           5,000
  Loan from Stockholder                                                    50,000                -
                                                                   --------------- ----------------

  Net Cash - Financing Activities                                       1,239,050            5,250
                                                                   --------------- ----------------
Net Increase in Cash                                                      247,016            5,250

Cash  Beginning of Periods                                                  5,250                -
                                                                   --------------- ----------------

Cash  End of Periods                                               $      252,266  $         5,250
                                                                   =============== ================

See Notes to Consolidated Financial Statements.


INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Period
                                                                                   April 21, 1998
                                                                                   [Date of Inception]
                                                                   Year ended      through
                                                                   February 29,    February 28,
                                                                   2000            1999
                                                                   --------------- ----------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                                       $            -  $             -
    Income Taxes                                                   $            -  $             -


Supplementary information on Non-Cash Investing and Financing Activities:
  During 1998, a stockholder paid a total of $189,240 on behalf of the Company for:
    Legal Fees                                                                     $        14,680
    Research and Development Costs                                                          18,000
    Licensing Fees                                                                          20,000
    Customer Lists                                                                         136,560
                                                                                   ----------------
                                                                                   $       189,240
                                                                                   ================

  In November of 1999, the Company purchased rights for 5,000 master audio recordings for various types of music from an unrelated entity valued at approximately $600,000 by the issuance of 2,000,000 shares of the Company's common stock.

  In fiscal 1999, the Company's minority shareholder's contribution of $99,980 was exchanged for the application of a $100,000 promotional fee due to him under a service agreement [See Note 3A].  These amounts were credited to paid-in capital and capitalized as infomercial costs.


See Notes to Consolidated Financial Statements.


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Nature of Operations

Interactive Marketing Technology, Inc. ["Interactive" and the "Company"] was formed on April 21, 1998. On April 7, 1999, the Company restated and amended its bylaws under the State of Nevada. The Company's wholly-owned subsidiary is Interactive's Plumber, Inc., which was formed February 4, 1999. Since inception, the Company's principal business activity has been primarily to produce, market, and sell a licensed product called the Plumbers Secret [the "product"]. The subsidiary commenced selling the product in August 1999.
The Company intends on introducing new products in fiscal 2000 in a direct response and retail sales environment. The Company continues to be involved in negotiations to obtain licensing agreements for new products [See Note 3]. The Company was considered a development stage company for the year ended February 28, 1999, however, since total net revenues of approximately $921,000 have been realized between August 1999 and February 2000, the Company is no longer a development stage entity.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Interactive's Plumber, Inc. and include the consolidation of its 50.01% members' interest in the Plumbers Secret, LLC. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At February 29, 2000, the Company did not have any cash equivalents.

Research and Development Costs - The Company expenses research and development costs as incurred. For the years ended February 29, 2000 and February 28, 1999, research and development costs totaled $5,700 and $18,000, respectively, for new products.

Net [Loss] Per Share - Net [loss] per share is based on the weighted average number of shares outstanding, reflecting the shares issued in the transaction [See Note 6B] and the shares reacquired and canceled [See Note 6D]. FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weightedaverage number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No.
15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company adopted SFAS No. 128. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. As of February 29, 2000, the Company had no potentially dilutive securities that would be included in the computation of diluted earnings per share. Such dilutive securities if issued could dilute EPS in future years.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[2] Summary of Significant Accounting Policies [Continued]

Intangible Assets - Intangible assets include licensing fees, patents and customer lists which are amortized over five years using the straight-line method. Amortization commenced in August of 1999 when the Company commenced selling the licensed product. Amortization expense for the period August 1999 through February 29, 2000 was $20,050.

Fixed Assets - Fixed assets include office furniture and equipment. Depreciation began in August of 1999 under the straight-line method over an estimated useful live of five years. Depreciation expense for the period August 1999 through February 29, 2000 was $8,779.

Infomercial Costs - These costs include the filming, editing and other film producing costs for various product infomercials which are used for cable network viewing audiences. These costs are of a direct response nature and are therefore capitalized and amortized over the period during which benefits are expected to be received, which is estimated to be two years. The amortization expense for the period August 1999 through February 29, 2000 was $55,000.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when the advertising first takes place. Advertising costs inclusive of media buys, amounted to approximately $304,000 and $-0- for the year ended February 29, 2000 and the period April 21, 1998 through February 28, 1999, respectively.

Revenue Recognition - The Company recognizes revenue upon shipment of the product from the fulfillment facility. The Company return policy on direct response is a full refund money back guarantee in thirty days. The Company has accrued a liability of $5,000 based upon March 2000 returns for sales prior to March 1, 2000. The Company's return policy on retail sales is for defective merchandise only.
Inventory - Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. The breakdown of the inventory is as follows:

Supplies                     $      30,800
Furnished Goods                    133,424
                             --------------

Total                        $     164,224
                             ==============

Impairment - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of February 28, 2000, management expects these assets to be fully recoverable.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[3]  Commitments and Contingencies

[A] Operating Agreement for The Plumber's Secret, LLC - Interactive 's subsidiary, Interactive's Plumber, Inc., entered into an operating agreement in February of 1999 whereby it acquired a 50.01% interest in the Plumber's Secret, LLC and all day-to-day management decisions of the operating entity are made by Interactive. Interactive shall be entitled to 10% of "net cash flow" as defined as a management fee. Interactive, as licensor, has assigned to the limited liability company a licensing agreement with A2000 USA, Inc. The other limited liability partner has the right to abandon its interest if sales from the product are less than $2,000,000 subsequent to the first year that the infomercial airs on the product, which was July 1999. Net sales generated from this product since inception [August 1999] amounted to approximately $900,000 after the accrued promotional allowance.

On March 16, 1999, Interactive entered into an amendment of the operating agreement for the limited liability company. The initial capital contribution by both members was approximately $100,000 each. Interactive committed to lending the limited liability company up to $150,000. As of February 29, 2000, $415,135 was owed by Plumber's Secret, LLC to Interactive. Interactive is entitled to receive a preferred return on its capital contribution. Under a service agreement, $100,000 was to be paid to the other limited liability member [Vila Enterprises, LLC] for advertising and promoting the product in an infomercial. The $100,000 fee has been applied towards the limited liability member's required initial capital contribution of $99,980. As of February 29, 2000, the Plumber's Secret, LLC incurred a net loss from operations of approximately $475,000. Pursuant to the agreement, the first $100,000 in losses from the limited liability company has been allocated for tax purposes to Vila Enterprises and then the remainder will be allocated to the members according to the terms of the first agreement. The minority interest portion of the February 29, 2000 loss is $287,000 after allocation of the first $100,000 loss, however this loss has not been allocated to the minority partner for financial statement purposes. Future profits will be distributed 50/50 after the accumulated losses are offset.

[B] Licensing Agreement Plumber's Secret - In June 1998, the Company entered into a licensing agreement for the exclusive right to manufacture and or produce, advertise, promote, market or sell worldwide the product for a royalty per unit for a period of one year. Upon execution of agreement, $20,000 was paid to the licensor. The Company is to pay a royalty fee of $3.00 per each unit sold to the licensor. The Company paid $66,000 as of February 29, 2000 and has accrued an additional $75,000 in royalties on this obligation as of February 29, 2000.

[C] Operating Lease - In September 1999, the Company commenced leasing office space under an operating lease which expires September 2004 for a monthly minimum lease payment of approximately $5,400. This lease contains a renewal option. In addition, the lease contains an escalation clause as defined and a three percent automatic increase to the minimum monthly rent at the end of each year. Total rent expense for the space for the year ended February 29, 2000 was approximately $35,500 and is classified as general and administrative costs. Approximate aggregate future minimum rental payments under this noncancellable operating lease is as follows:

February 28,
-----------
  2001                $     66,000
  2002                      68,000
  2003                      70,000
  2004                      72,000
  2005                      39,000
                      -------------

Total                 $    315,000
                      =============

[D] Telemarketing and Fulfillment Services Agreement - The Company entered into a one year agreement on June 24, 1999 to telemarket the Plumber's Secret, LLC throughout the world with PDS. PDS processes all orders received for bank authorization and payment before shipping the products. PDS has acquired a security interest in the Plumber's Secret products. PDS stores the inventory and related materials as necessary to fulfill orders, subject to timely receipt of product and materials from manufacturing centers. Total expense during the year ended February 29, 2000 were approximately $54,000 and is classified as cost of goods sold in the statement of operations.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[3]  Commitments and Contingencies [Continued]

[E] Nonexclusive and Nontransferable License - On November 30, 1999, the Company granted QVC a license to use the Plumber's Secret promotional video to promote and sell the product on the televised shopping program through December 31, 2001. The first promotional program is slated for the first quarter of fiscal year 2001.

[F] Letter of Intent - Power-Ti-Pod - On July 14, 1999 entered into an agreement for Interactive to sell the Power-Ti-Pod internationally and split the profits 50/50 with a joint venture partner. The Company realized sales of approximately $22,000 as of February 29, 2000.

[G] Letter of Intent - Tour-One Putter - On July 14, 1999 entered into an agreement for Interactive to sell the Tour-One-Putter internationally first, and back into a supply and demand, domestically. If an international market is established Interactive will pay for telemarketing, media, fulfillment costs, and product costs to generate a net profit split of 50/50 with a joint venture partner. There were no sales as of February 29, 2000.

[H] Marketing Agreement - Putter Ball - The Company agreed on November 11, 1999 to develop a marketing plan for the sale of the Putter Ball with a joint venture partner and for the joint venture partner to pay for the production infomercial to market the product both domestically and internationally and the manufacturing costs used for the Putter Ball. The profit split would be 50/50. The Company sold approximately $8,000 of the Putter Ball as of February 29, 2000 and has no liability for this venture as of February 29, 2000.

[I] Letter of Intent - EFL Product Line - On November 12, 1999, the Company received a license to manufacture and market the fishing line product that is called the EFL Product Line. Interactive will be responsible for developing the product and the infomercial and for fulfilling orders. Interactive will pay a 15% royalty of the net sales as defined under the agreement. There were no sales of this product as of February 29, 2000, however, approximately $35,300 has been incurred for a future infomercial to be produced and is classified as part of other assets on the balance sheet.

[J] Wonder Wrench - On January 5, 2000, the Company entered into a Sales and Distribution Agreement with Lacrex SA of Switzerland ["Lacrex"] to solely and exclusively market in North America the Lacrex Universal Wrench. Interactive is granted first right of refusal for worldwide direct response rights on a country to country basis. Interactive has committed to purchase from Lacrex a minimum of 300,000 units of the product at a purchase price of $5.00 per unit FOB China within one year. There were no sales of this product as of February 29, 2000. There is a $20,000 deposit on the future infomercial that will be produced for this product and is classified as part of other assets on the balance sheet.

[K] Personal Service Agreement - In 1998, Interactive received the exclusive rights for product marketing whereby Interactive is to pay a 15% of royalty. Commencing April 1999, the Company paid $3,000 a month as a draw against the profit split on Tom House tapes, kits, and products. No sales have been recorded, therefore, these payments of $30,000 as of February 29, 2000 have been recorded as part of other assets on the balance sheet.

[L] Royalty Payment - "The Rake" - The Company has not finalized negotiations related to a royalty arrangement for The Rake. There were no sales or costs for The Rake as of February 29, 2000.

[M] Noncompete Agreement - "Specialized Collapsible Ladder" - In December of 1999, the Company entered into a noncompete agreement to market the ladder with a profit split as defined under certain specifications. There were no sales or cost for the ladder as of February 29, 2000.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[3]  Commitments and Contingencies [Continued]

[N] Sales Agreement - Life Mask - On November 17, 1999, the Company entered into an agreement whereby Interactive will pay all costs of the products and another individual will receive 12% of all income worldwide from the sales of the product. There were no sales or costs for the Life Mask as of February 29, 2000.

[O] Employment Agreement - On June 30, 1999, the Company entered into a 2 year employment agreement for an officer of the Company for an annual salary of $135,000 plus reimbursable business expenses.

[P] Sales Price Guarantee - The Company has included a price guarantee on sales orders for certain retail customers during first quarter of fiscal 2000. The price guarantee provides that the Company will not sell its product to a competitor at a lower price up until the shipment date.

[4] Related Party Transactions

[A] Stockholder/Former Officer - Legal fees totaling $14,680 and research and development costs of $18,000 were incurred between October 1, 1997 and June 30, 1998 in connection with the formation of the business, the licensing agreements, and applications for patents and trademarks for the product. Total licensing fees for the product, "Plumbers Secret", of $20,000 were paid in June and July of 1998. These costs were paid by a stockholder of the Company and were therefore treated as a capital contribution. The stockholder of the Company also remitted his acquisition of the title and interest in the mailing list of past, current, and future names whereby his basis of $136,560 was treated as a capital contribution. Therefore, the Company expensed $40,680 and credited paid-in capital $189,240 for the period ended February 28, 1999 on these related party transactions.

During the year ended February 29, 2000, the Company paid an entity, which is controlled by this stockholder consulting fees of approximately $33,000 and paid the stockholder payroll costs of approximately $18,000.

[5] Income Taxes

At February 29, 2000, the Company had a net operating loss carryforward of approximately $538,000 resulting in a long-term deferred asset of approximately $183,000. The operating loss carryforward of $538,000 will expire February 2020. The Company has provided a valuation allowance of approximately $183,000 due to the uncertainty that the Company will be able to generate sufficient taxable income in the future necessary to utilize this asset. There are no material temporary differences that would result in a deferred tax asset or liability at February 29, 2000.

[6] Equity and Debt Transactions

[A] Formation - Interactive Marketing Technology, Inc. was authorized to issue 2,500 shares of common stock at no par value. At February 28, 1999, there were 2,500 shares of common stock issued and outstanding to the founders and there were no options or warrants outstanding. The 2,500 shares were exchanged for 12,404,000 shares of common stock of Shur De Cor pursuant to the Share Exchange Agreement dated March 15, 1999 [See Note 6B].

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[6] Equity and Debt Transactions [Continued]

[B] Share Exchange Agreement - On March 15, 1999, Interactive entered into a share exchange agreement with Shur De Cor, Inc. whereby 100% of the common stock, or 2,500 shares of Interactive, were exchanged for 12,404,000 shares of common stock of Shur De Cor, Inc. For accounting purposes, the acquisition was treated as an issuance of shares for cash by Interactive, with Interactive as the acquirer. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded. Historical information prior to March 24, 1999 is that of Interactive. Shares of 12,404,000 issued in the acquisition are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. The acquired equity of Shur De Cor, Inc. is included in the financial statements at the date of acquisition. Pro forma information on this transaction is not presented as, at the date of this transaction, Shur De Cor, Inc. was considered a public shell and accordingly, the transaction was not considered a business combination. On March 24, 1999, Shur De Cor, Inc. changed its name to Interactive Marketing Technology, Inc. and increased its authorized capital stock from 20,000,000 to 60,000,000 common shares.

[C] Equity Financing - In April 1999, the Company received total proceeds of $949,050 from the sale of 285,000 shares of common stock from two foreign investors. In November of 1999, the Company received proceeds of $245,000 for the issuance of 295,000 shares of the Company's common stock.

[D] Treasury Stock - In November 1999 and January 2000, two of the Company's officers and directors returned and the Company canceled a total of 7,354,000 shares of the Company's common stock for no compensation in an attempt to provide additional shares to the Company for future financing. The effect of this transaction has been reflected retroactively in the financial statements for all periods presented.

[E] Note Payable - Stockholder - In April 1999, the Company received note proceeds of $50,000 from a stockholder. The note is due April 2001 with interest at 10% per annum. Unpaid interest expense for the year ended February 29, 2000 was $4,200. The total unpaid liability of $54,200 is classified as a long-term liability.

[F] Acquisition of Rights for Master Recordings - During November 1999, the Company purchased the non-exclusive rights to 5,000 master audio recordings [the "Library"] for various types of music from an unrelated entity in exchange for the issuance of 2,000,000 shares of the Company's common stock. The value of $600,000 was assigned to these rights based upon an independent valuation received, which included estimated revenue projections used by management to assess the recoverability from its future revenue stream.

Under the agreement, the Company has the right to use the Library to record music on its own label. However, the agreement does not permit the relicense, sublicense or the assignment of rights in the Library to a third party.

The Company will commence amortization of this asset over five years. The Company has not commenced amortization for this asset in fiscal year 1999 as management intends to market a compilation of these recording in fiscal year 2000.

[7] Significant Risks and Uncertainties

Concentrations of Credit Risk - Cash - Financial instruments which potentially subject the Company to concentrations of credit risk consists of cash.

The Company places its cash with high credit quality institutions and is subject to credit risk to the extent it exceeds federally insured limits. At February 29, 2000, the Company has approximately $200,000 of cash subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[8] Major Customer - For the year ended February 29, 2000, the Company had sales to one resale customer amounting to approximately $465,000 of net sales after promotional allowances of $375,000, or 51% of net sales.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[9] Going Concern

The accompany financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has suffered a net loss of $1,056,964 and utilized $753,650 in cash for operations for the year ended February 29, 2000. The inability of the Company to generate cash from operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is completing a private placement memorandum and upon receipt of the estimated net proceeds of $517,000 believes it will be able to complete anticipated sales orders, including the introduction of new products, with the infusion of additional working capital and sustain operations for twelve months [See Note 11A]. The continuation of the Company as a going concern is dependent upon the success of these plans.

There can be no assurances that management's plans to reduce operating losses and to obtain additional financing to fund operations will be successful.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[10] Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, other current assets as well as accounts payable and other current liabilities approximates fair value as a result of their short maturities. The carrying amount of due to stockholder included in non-current liabilities approximates its fair value because it bears interest at a rate that approximates the Company's cost of capital.

[11] Subsequent Events

[A] Private Placement Memorandum ["PPM"] - On March 23, 2000, the Company engaged a placement agent for an offering to sell up to 6 units, each unit consisting of one $100,000 convertible secured promissory 12% note and 50,000 warrants to purchase 50,000 shares of common stock at a price of $1.25 per share. The offering price is $100,000 per unit and the anticipated estimated net proceeds to the Company is $517,000. The promissory notes will mature on the earlier of (a) 6 months from the closing, (b) certain change of control events, (c) the closing of $2,000,000 of bridge financing or $5,000,000 of equity financing, or (d) the receipt and collection by the Company of $600,000 in accounts receivable. The promissory notes will be secured by the assets of the Company. The placement agent is entitled to a 10% commission for all units sold, a 22% non-accountable expense allowance and warrants for 10,000 shares of common stock exercisable at $1.25 for a period of five years. The Company has received approximately $400,000 from this offering as of April 4, 2000. The Company anticipates this offering will help sustain the Company's growth for six months of operations. Total fair value of the equity instruments issued will be charged to operations over the life of the related debt.

[B] Stock Option Plan - On March 28, 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan whereby it reserved for incentive rewards 10,000,000 shares of common stock for directors, employees, and consultants. The Company granted stock options under this plan for 8,365,000 shares of the Company's common stock at an exercise price of $1.00, which approximated the fair market value at the date of grant.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8


[12] Subsequent Events [Unaudited]

Stock Acquisition and Exchange Agreement - On April 15, 2000, the Company entered into a stock acquisition and exchange agreement with a diversified internet service company whereby 51% of IMT's issued and outstanding shares of stock would be acquired subject to shareholder approval.

[13] New Authoritative Accounting Pronouncements

The Financial Accounting Standard Board ["FASB"] has issued Statement of Financial Accounting Standards No. 133 ["SFAS No. 133"], "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods.

The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Among other issues, this Interpretations clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted this pronouncement.