Form 10KSB/A
period 2000-02-29
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-06-22
CIK 1096617

Securities and Exchange Commission
                           Washington, D. C.  20549
                               _______________
                                Form 10-KSB/A
                               Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended: February 29, 2000

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File No.  0-29019

                   INTERACTIVE MARKETING TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                               22-3617931
(State of incorporation)            (I. R. S. Employer Identification No.)


3575 Cahuenga Boulevard West, Suite 390
Hollywood, California                                90068
(Address of principal executive offices)            (Zip code)

Issuer's telephone number, including area code: (323) 874-4484

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. Yes[ X ]   No   [  ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ X ]

State issuer's revenue for its most recent fiscal year $921,381.

As of May 15, 2000 the registrant had 13,832,000 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was 5,350,800.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X ]

                              Table of Contents

                                    PART I

Item 1: Description of Business ............................................3
Item 2: Description of Property ............................................10
Item 3: Legal Proceedings ..................................................11
Item 4: Submission of Matters to a vote of Security Holders.................11

                                   PART II

Item 5: Market for Common Equity and Related Stockholder Matters............11
Item 6: Management's Discussion and Analysis or Plan of Operations..........12
Item 7: Financial Statements................................................16
Item 8: Changes in and Disagreements With Accounts on Accounting
        and Financial Disclosure............................................16

                                   PART III

Item 9:  Directors, Executive Officers, Promoters, and Control Persons,
         Compliance With Section 16(a) of the Exchange Act..................16
Item 10: Executive Compensation.............................................17
Item 11: Security Ownership of Certain Beneficial Owners and Management.....18
Item 12: Certain Relationships and Related Transactions.....................19

                                   PART IV

Item 13: Exhibits and Reports on Form 8-K...................................20

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


                                    PART I

                       ITEM 1: DESCRIPTION OF BUSINESS

Corporate History

     We were incorporated in the state of Nevada as Shur De Cor, Inc. on August 14, 1987. By 1999 Shur De Cor was a public company with no operations searching for a business opportunity. Shur De Cor merged with Interactive Marketing Technology, Inc., a New Jersey corporation ("Interactive New Jersey"), in an arm's length transaction in April of 1999. Interactive New Jersey was engaged in the business of direct marketing of consumer products and desired to become a public company.

     Shur De Cor was the surviving corporation and changed its name to Interactive Marketing Technology, Inc. Shur De Cor's management resigned and the management of Interactive New Jersey filled the vacancies. Also, the former shareholders of Interactive New Jersey obtained 50% of our total voting power at that time. (See, "Part 1, Item II: Management's Discussion & Analysis - Reverse Merger Treatment," below.)

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

Business

     Interactive Marketing is engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitate the design and manufacture of products and develop market strategies for such products. Our goal is to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we may contract with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We manage all phases of our direct marketing programs and retail marketing for the products we sell, including:

        *  Product selection, testing and development
        *  Securing all necessary or appropriate rights to the product
        * Supervision of the manufacturing process, quality control and packaging Production and broadcast of infomercials and commercials
        *  In-bound telemarketing, order fulfillment and customer service

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

Sales and Marketing

     Once we obtain the rights to market a product, we develop what we believe will be the most effective marketing strategy. Strategies may include one or more of the following:

        * Direct Response Television (transactional television programming known as infomercials)
        *  Spot Buying (30 seconds to two minute commercial spots)
        *  Catalogs
        *  Direct mail
        *  Direct Response print ads
        *  Television home-shopping programs
        *  Credit card statement inserts
        *  Membership programs
        *  Internet marketing
        *  Retail
        *  International Marketing
        *  Print advertising

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

     The Plumbers Secret.
     -------------------

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

     We have produced one and two minute spots with Bob Vila, the former host of the television series "This Old House", as the spokesperson for The Plumbers Secret. The infomercial began airing in July of 1999 and was released as part of Apple Computer's QuickTime 4 digital video and streaming media at the Macworld Expo/NY '99 show. In August of 1999 The Shopping Channel in Canada and tSc Direct, an Internet site, agreed to market The Plumber's Secret on Canadian Home Shopping. The Canadian Home Shopping Channel is similar to the QVC Network in the United States. The Plumber's Secret infomercial is broadcast throughout English speaking Canada and on the tSc Direct Internet site located at www.tsc.ca. In November of 1999 we granted QVC Shopping Channel a license to use The Plumbers Secret promotional video to promote and sell the product on its program through December 31, 2001. We anticipate that this programming will appear in early 2001.

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

     Power-Ti-Pod.
     ------------

     This product is a golf club, a driver, designed to correct a slice (a hit that fades to the right). We entered into a joint venture with Carizma Golf Co. in July of 1999 to market and sell this product internationally. We did not produce an infomercial for this product, but used an infomercial that Carizma had produced. Profits from this product were split 50/50 with Carizma and as of February 29, 2000, 200 units were sold and we realized net earnings of approximately $22,000. In April 2000, we terminated our agreement with Carizma.

     Putterball.
     -----------

     In November 1999 we entered into an agreement with Carizma Golf Co. to develop and market the Putterball. The Putterball is a putting practice device fashioned with a steel golf ball-like attachment in place of the normal putter blade. The device does not tolerate error and assists a player to learn his or her most productive technique through repetitive use of the Putterball. Profits from the sale of this product were split 50/50 and as of February 29, 2000 155 units were sold, for $8,000 in net earnings. As noted above, we terminated our agreement with Carizma in April 2000.

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

     Share Exchange.   On April 15, 2000, Interactive Marketing and Sandy
Lang, as an individual, entered into a share exchange agreement with E-Pawn.com, Inc., an Internet services company. Contingent upon shareholder approval, we agreed to issue to E-Pawn a sufficient number of our common shares to give E-Pawn a 51% ownership interest in Interactive Marketing in exchange for $5 million in capital funding and shares in Ubuynetwork.com. However, we terminated this agreement on June 2, 2000 due to lack of performance by E-Pawn.

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

                          ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.

         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                      10

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

     Quarter Ended               High               Low
     -----------------        ---------            ------
     May 31, 1999              $7.875               $0.0625
     August 31, 1999            4.0625               2.00
     November 30, 1999          2.6875               0.75
     February 29, 2000          1.9375               0.75

     We have approximately 43 stockholders of record as of May 8, 2000. On March 17, 1999, Shur De Cor effected a 2-for-1 forward split of its outstanding common shares. The discussions in this registration statement regarding our common shares reflect the forward stock split.

Dividends
---------

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

OTC Bulletin Board Eligibility Rule
-----------------------------------

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

     In April 2000 we closed a private placement with an aggregate offering price of $600,000. We offered six units to accredited investors and each unit consisted of one $100,000 convertible secured promissory note at 12% per annum and 50,000 warrants, which expire in March 2005, to purchase 50,000 shares of our common stock at $1.25 per share. We sold a total of six units, an aggregate of 300,000 warrants, to eleven accredited investors for $600,000. The placement agent, M.S. Farrell & Co., Inc., received a 10% commission for all units sold, a 2 1/2% nonaccountable expense allowance and warrants for 10,000 common shares exercisable at $1.25, which expire in March 2005. We repaid the notes on May 31, 2000. The issuance of such warrants was exempt from registration under the Securities Act of 1933 by reason of Section 3(b) and Regulation D as a limited offering.

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

     The members agreed to distribute net cash available 50/50 until $500,000 was generated. After $500,000 in net cash is generated IMT's Plumber will receive a preferred return on its capital contribution when it will receive net cash available until the principal and interest of its loan are paid in full. The operating agreement provides that $100,000 will be paid to B.V.T.V., Inc., which employs Bob Vila, for advertising and promoting the product in an infomercial, however, the $100,000 fee has been applied towards the required initial contribution as such services were performed. As of February 29, 2000 The Plumber's Secret L.L.C. has incurred a net loss of approximately $475,000 and the first $100,000 in losses has been allocated for tax purposes to Vila Enterprises. The remaining losses will be allocated 50/50 for tax purposes.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through loans and private placements of equity securities. We did not post revenues for the 1999 fiscal year and have experienced cumulative operating losses since our inception of approximately $1,100,000 through the 2000 fiscal year. For the fiscal year ended February 29, 2000 we recorded $252,266 in cash with $508,698 total current assets and $584,424 total current liabilities. For the 2000 fiscal year we used $753,650 net cash for operating activities and we posted a $0.06 net loss per share.

     During the 2000 fiscal year we invested $238,384 of net cash for patents, office furniture and equipment, infomercial costs and advances. In November of 1999 we issued 2,000,000 common shares to purchase non-exclusive rights to master audio recordings valued at $600,000. The value of the masters was assigned using an independent valuation which included anticipated future revenue cash flow calculations. We intend to amortize this asset over a period of 5 years once we begin to realize revenue from this product.

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

     Starting in March of 2000 we conducted a private placement offering for an aggregate offering price of $600,000. We offered 6 units to accredited investors for $100,000 each. Each unit consisted of one $100,000 convertible secured promissory note at 12% per annum and 50,000 warrants to purchase 50,000 shares of our common stock at $1.25 per share. On May 31, 2000 the notes matured pursuant to the terms of the private placement and we repaid the entire $600,000 proceeds from this private placement.

     In May of 2000 we received a total of $176,000 in loans from two officers. Mr. Haehn loaned us $100.000 and Mr. Lang loaned us $76,000. We intend to repay these loans based on certain conditions, but no later than July 31, 2000 (See, "Certain Relationships and Related Transactions", below).

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

     Financing
     ---------

     Management contemplates that additional capital will be provided by private placements of our common stock. We do not currently intend to make a public offering of our stock. However, our common stock listing has been removed from the OTC Bulletin Board and listed on the National Quotation Bureau Pink Sheets. Our trading market and our ability to raise capital through equity may be adversely affected by this change. We intend to complete any private placements pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing. Management is investigating the availability, source and terms for external debt financing and has received loans from our officers, however, we have not entered into any agreement with any third parties regarding such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      Management believes the net proceeds from the loans from our officers should supplement our other financing to allow us to complete expected sales orders, as well as, introduce our new products, which will sustain our operations for the next twelve months.

     We expect revenues to increase as a result of sales of our current products and sales from our new products. Our management is reviewing various product cost bids and is discussing with major retailers the selling of our new products. Also, management expects that we will add to our revenue source through banner stream income from Internet advertisers. Banner stream
advertising refers to the ads that appear on Internet Web sites.   Management
hopes to create a Web site that will become a primary source of such banner stream income by early 2001.

Results of Operations

     The following table summarizes our operations for the year ended February 29, 2000 and the period from inception through February 28, 1999.

                                                             From inception
                                                             (April 21, 1998)
                                          Year ended         through
                                          February 29, 2000  February 28, 1999
                                          ------------------ -----------------
Revenues                                  $        891,381             -
Costs of Sales                                     448,699             -
Gross profit                                       442,682             -

Costs and Expenses
   Payroll & related costs                         413,070             -
   General & Administrative                        212,932             -
   Advertising & Media Buys                        303,397             -
   Royalties                                       141,000             -
   Selling Expenses                                 69,561             -
   Consulting Fees - Related Party                  33,333             -
   Travel & Entertainment                          147,519             -
   Professional fees                               115,105          22,680
   Depreciation and Amortization                    83,829             -
   Research &  Development                           5,700          18,000
   Interest Expense - Related Party                  4,200             -
   Equity in net earnings of joint ventures        (30,000)            -

Total Costs and Expenses                         1,499,646          40,680

Operating (Loss)                                (1,056,964)        (40,680)

     We recognize revenues when our product is shipped from our fulfillment center. We recorded net revenues of $891,387 for the 2000 fiscal year,
compared to no revenues for the 1999 fiscal year.   The revenues were
primarily a result of the sales of The Plumbers Secret by Kmart Corporation. Cost of the goods, which includes the cost of the product and shipping of the product, were $448,699. As a result, we posted a gross profit of $442,682 for the 2000 fiscal year.

     Costs and expenses were $1,499,646 for the 2000 fiscal year compared to $40,680 for 1999 fiscal year. The 1999 fiscal year expenses included professional fees of $115,105 for legal and accounting fees and $18,000 for research and development costs. We commenced our operations during the 2000 fiscal year and $626,002, or 41.7%, of these costs were related to payroll and general and administrative costs. Advertising and media buys, selling expenses and royalties accounted for $513,958, or 34.3%, of our costs and expenses. $55,000 of the total depreciation and amortization expenses of $83,829 were costs of filming, editing and producing infomercials for our products which costs were amortized over a two year period, its estimated useful life.

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


            ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Pursuant to the merger agreement, we continue to employ the accounting survivor, Interactive New Jersey's, principal independent accountant, Moore Stephens, P.C. located in Cranford, New Jersey. On April 7, 1999 Crouch, Bierwolf and Chisholm, located in Salt Lake City, Utah, was replaced by Moore Stephens, P.C. The decision to change accountants was approved by the Board of Directors. Crouch, Bierwolf and Chisholm had audited Shur De Cor's financials statements as of February 28, 1999, December 31, 1998 and 1997. Crouch Bierwolf and Chisholm's report on such financials, dated March 29, 1999, did not contain an adverse opinion, disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Crouch, Bierwolf and Chisholm on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Neither we, nor someone on our behalf, consulted with Moore Stephens, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements. Nor did we give written or oral advise regarding accounting, auditing or financial reporting issues to Moore Stephens, P.C.


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

a) Directors and Officers

Name                    Age      Position Held
-------                -----     ---------------
Sandy Lang               54      President, Chief Executive Officer, Director

Martin Goldrod           58      Secretary, Director

Gregory Haehn            54      Treasurer

Johnny Bench             51      Director

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

                          SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                             ---------------------------
Name and Principal Position     Year         Salary ($)    Bonus     Other
----------------------------    -----       ----------- ---------- ----------
Sandy Lang                      2000        $  131,250      $0        $0
President, CEO                  1999            50,000       0         0

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

                          CERTAIN BENEFICIAL OWNERS

                                        Common Stock Beneficially Owned
                                        --------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock           Percentage of Class
------------------------           -------------------    -------------------
Planet Entertainment Corp               2,000,000                    14.4%
222 Highway 35
Middletown, New Jersey 07748

Navesink Venture Partners, LLC          3,000,000 (1)                21.6%
2 Bridge Avenue
Galleria Bldg. #6
Red Bank, New Jersey 07701

                                  MANAGEMENT

                                        Common Stock Beneficially Owned
                                        -------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock           Percentage of Class
-------------------------          -------------------    -------------------
Sandy Lang                         7,500,000 (2)                    42.0%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Martin Goldrod                       300,000 (3)                     2.1%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Gregory Haehn                         25,000 (4)                       *
2890 Attleboro Rd.
Shaker Heights, Ohio 44120

Johnny Bench                         200,000 (5)                     1.4%
324 Bisops Bridge
Cincinnati, Ohio 45255

All executive officers and
  directors as a group               8,025,000                      43.9%

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

     Frank Leo, our former director and Secretary, has provided an aggregate of $194,240 in cash or in property for or on behalf of Interactive New Jersey. He paid legal fees totaling $14,680 and research and development costs of $18,000 incurred between October 1, 1997 and June 30, 1998 in connection with the formation of Interactive New Jersey including the licensing agreements, and applications for patents and trademarks for the product. In January 1999,
he advanced $5,000 to us for working capital purposes.   He paid total
licensing fees of $20,000 for the product, The Plumbers Secret, in June and July of 1998. These payments were treated as a capital contribution. He also remitted his acquisition of the title and interest in the mailing list of past, current, and future names whereby his basis of $136,560 was treated as a capital contribution. During the 2000 fiscal year, we paid $33,333 for consulting fees to Kall Group, Inc., which is controlled by Frank Leo. Kall Group provided consultation in the area of manufacturing and fulfillment of our products and setting up our Web site.

     On November 30, 1999, Sandy Lang and the Kall Group, Inc., which is owned by Frank Leo, then officers and directors, agreed to return and cancel 2,177,000 and 3,177,000 common shares, respectively, to the corporate treasury for no compensation. In January of 2000 The Kall Group returned and canceled an additional 2,000,000 common shares to the treasury. The purpose of the return was to decrease the number of outstanding shares and provide Interactive Marketing with additional authorized shares to facilitate equity financing.

     In March of 2000, we sold a fractional unit of our private placement to Yukon International, Inc., which is owned by our Treasurer, Gregory Haehn. Yukon International purchased a convertible promissory note for $50,000 at 12% per annum with 25,000 warrants to purchase 25,000 common shares at $1.25 per share. On May 31, 2000, we paid off the note.

     On May 8, 2000, Mr. Haehn, our Treasurer, loaned us $100,000. On May 17 and 30, 2000, Mr. Lang, our President, loaned us $46,000 and $30,000, respectively. We executed promissory notes with 10% interest for each loan and pursuant to the terms the note will mature upon receipt of certain accounts receivable, by July 31, 2000 or upon default, whichever occurs first.


                                   PART IV


                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description                                               Location
-------   ------------------                                        --------
2.1       Agreement and Plan of Merger between Interactive Marketing    (1)
          and  Shur De Cor, Inc., dated March 24, 1999.

3.1       Articles of Incorporation of Shur De Cor, Inc., dated         (1)
          August 14, 1987

3.2       Articles of Merger filed April 7, 1999.                       (1)

3.3       Bylaws of Interactive Marketing                               (1)

10.1      Lease Agreement between E.P. Investments and
          Interactive Marketing, dated May 10, 1999                     (1)

10.2      Agreement between A2000 USA, Inc., and Interactive
          Marketing, dated June 1998.                                   (1)

10.3      Amended Operating Agreement of The Plumbers Secret
          LLC, dated March 16, 1999.                                    (1)

10.4      Service Agreement between Interactive Marketing and
          B.V.T.V., Inc., dated March 11, 1999.                         (1)

10.5      Form of promissory note between officers and                  (1)
          Interactive Marketing

16        Letter of agreement from Crouch, Bierwolf & Chisholm,
          dated June 15, 2000                                           (1)

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

          6/20/00
     Date _________________.          INTERACTIVE MARKETING TECHNOLOGY, INC.


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



          6/20/00                 /s/ Sandy Lang
Date: ______________          By:____________________________________________
                                      Sandy Lang, President, CEO and Director


          6/20/00                 /s/ Martin Goldrod
Date: ______________          By: __________________________________________
                                      Martin Goldrod, Secretary, Director


          6/20/00                 /s/ Gregory Haehn
Date: ______________          By:___________________________________________
                                      Gregory Haehn, Treasurer

INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________

INDEX TO FINANCIAL STATEMENTS
_____________________________________________________________________________



Interactive Marketing Technology, Inc.:

 Report of Independent Auditors...........................................F-1

 Consolidated Balance Sheet as of February 29, 2000.......................F-2

 Consolidated Statements of Operations for the year ended
  February 29, 2000 and for the period April 21, 1998
  [date of inception] through February 28, 1999...........................F-3

 Consolidated Statements of Stockholders' Equity for
  the year ended February 29, 2000 and for the period April
  21, 1998 [date of inception] through February 28, 1999..................F-4

 Consolidated Statements of Cash Flows for the year ended
  February 29, 2000 and for the period April 21, 1998
  [date of inception] through February 28, 1999.....................F-5 - F-6

 Notes to Consolidated Statements..................................F-7 - F-14

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



                                  /s/ Moore Stephens, P.C.

                                  MOORE STEPHENS, P.C.
                                  Certified Public Accountants.


Cranford, New Jersey
April 1, 2000 [Except as to Note 11A
as to which the date is April 4, 2000]

INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 2000.
_____________________________________________________________________________



Assets:
Current Assets:
  Cash                                                          $    252,266
  Accounts Receivable - [Net of Allowance of $1,000]                   6,246
  Inventory                                                          164,224
  Prepaid Expenses                                                    20,475
  Other Current Assets                                                65,487
                                                                -------------

  Total Current Assets                                               508,698
                                                                -------------

Fixed Assets-At Cost [Net of Accumulated Depreciation of $8,779]      70,209
                                                                -------------
Other Assets:
  Master Recording Rights - Music Catalogues                         600,000
  Customer List [Net of Accumulated Amortization of $16,000]         120,560
  Infomercial Costs [Net of Accumulated Amortization of $55,000]     139,416
  Licensing Fees [Net of Accumulated Amortization of $2,300]          17,700
  Patents [Net of Accumulated Amortization of $1,750]                 13,250
  Deposits and Other Assets                                          104,687
  Advance to Minority Shareholder                                     49,980
                                                                -------------

  Total Other Assets                                               1,045,593
                                                                -------------

  Total Assets                                                  $  1,624,500
                                                                =============
Liabilities and Stockholders' Equity:
Current Liabilities:
  Promotional Allowances                                        $    375,000
  Accounts Payable                                                   134,424
  Accrued Royalties                                                   75,000
                                                                -------------

  Total Current Liabilities                                          584,424
                                                                -------------
Long-Term Liabilities:
  Note Payable - Stockholder [6E]                                     54,200
                                                                -------------

Commitments & Contingencies [3]                                            -
                                                                -------------
Stockholders' Equity:
  Common Stock, Par $.001, 60,000,000 Shares Authorized,
   13,832,000 Shares Issued and Outstanding                           13,832
  Paid-in Capital                                                  2,069,688
  Accumulated Deficit                                             (1,097,644)
                                                                -------------

  Total Stockholders' Equity                                         985,876
                                                                -------------

  Total Liabilities and Stockholders' Equity                    $  1,624,500
                                                                =============



See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________

CONSOLIDATED STATEMENTS OF OPERATIONS
_____________________________________________________________________________

                                                               For the Period
                                                               April 21, 1998
                                                               [Date of
                                                               Inception]
                                                 Year ended    through
                                                 February 29,  February 28,
                                                 2000          1999
                                                 ------------- -------------
Net Revenues                                     $    891,381  $          -

Cost of Good Sold                                     448,699             -
                                                 ------------- -------------

  Gross Profit                                        442,682             -
                                                 ------------- -------------
Costs and Expenses:
  Payroll and Related Costs                           413,070             -
  General and Administrative Costs                    212,932             -
  Advertising and Media Buys                          303,397             -
  Royalties                                           141,000             -
  Selling Expenses                                     69,561             -
  Consulting Fees - Related Party                      33,333             -
  Travel and Entertainment                            147,519             -
  Professional Fees                                   115,105        22,680
  Depreciation and Amortization                        83,829             -
  Research and Development Costs                        5,700        18,000
  Interest Expense - Related Party                      4,200             -
  Equity in Net Earnings of Joint Ventures[3F][3H]    (30,000)            -
                                                 ------------- -------------

  Total Costs and Expenses                          1,499,646        40,680
                                                 ------------- -------------

  [Loss] from Operations                         $ (1,056,964) $    (40,680)
                                                 ============= =============

  Net [Loss] Per Share - Basic                   $       (.06) $          -
                                                 ============= =============

  Weighted Average Number of Shares Outstanding    17,912,084    12,404,000
                                                 ============= =============


See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
____________________________________________________________________________

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
____________________________________________________________________________




                                                                         Total
                               Common Stock      Paid-in     Accumulated Stockholders'
                             Shares     Amount   Capital     Deficit     Equity
                           ------------ -------- ----------- ----------- -------------
Issuance of Common Stock
 in Share Exchange [6B]     12,404,000  $ 12,404 $  (12,154) $        -  $        250

Additional Contributions
 - April 21, 1998 through
 February 28, 1999 [4A]              -         -    189,240           -       189,240

Net [Loss] for the period
 April 21, 1998 through
 February 28, 1999                   -         -          -     (40,680)      (40,680)
                           ------------ -------- ----------- ----------- -------------
  Balance at
  February 28, 1999         12,404,000    12,404    177,086     (40,680)      148,810

Acquired Equity of Shur
 De Cor [6B]                 6,202,000     6,202     (6,202)          -             -

Issuance of Common Stock
 in April 1999 [6C]            285,000       285    948,765           -       949,050

Issuance of Common Stock
 in November 1999 [6C]         295,000       295    244,705           -       245,000

Shares Returned by Officers
 and Cancelled November
 1999 [6D]                  (5,354,000)   (5,354)     5,354           -             -

Issuance of Common Stock
 in November 1999 for
 Acquisition of Master
 Recording Rights            2,000,000     2,000    598,000           -       600,000

Advertising and Promotion
 Contributed by a
 Minority Shareholder [3A]           -         -     99,980           -        99,980

Shares Returned by Officer
 and Cancelled January
  2000 [6D]                 (2,000,000)   (2,000)     2,000           -             -

Net [Loss] for the period
 March 1, 1999 through
 February 29, 2000                   -         -          -  (1,056,964)   (1,056,964)
                           ------------ -------- ----------- ----------- -------------
 Balance at
  February 29, 2000         13,832,000  $13,832  $2,069,688  $(1,097,644)$    985,876
                           ============ ======== =========== =========== =============


See Notes to Consolidated Financial Statements.

                                     F-4

INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________________

                                                               For the Period
                                                               April 21, 1998
                                                               [Date of
                                                               Inception]
                                                 Year ended    through
                                                 February 29,  February 28,
                                                 2000          1999
                                                 ------------- -------------
Operating Activities:
Net [Loss]                                       $ (1,056,964) $    (40,680)
                                                 ------------- -------------
Adjustments to Reconcile Net [Loss]
 to Net Cash [Used for] Operating Activities:
 Depreciation and Amortization                          83,829             -

Changes in Assets and Liabilities:
 [Increase] Decrease in:
   Accounts Receivable - Net                           (6,246)       14,680
   Inventory                                         (164,224)       18,000
   Prepaid Expenses and Other Current Assets          (85,982)            -
   Deposits and Other Assets                         (104,687)            -

  Increase [Decrease] in:
   Accounts Payable                                   126,424         8,000
   Promotional Allowances                             375,000             -
   Accrued Royalties                                   75,000             -
   Accrued Interest - Stockholder                       4,200             -
                                                 ------------- -------------

   Total Adjustments                                  303,314        40,680
                                                 ------------- -------------

 Net Cash Operating Activities                       (753,650)            -
                                                 ------------- -------------
Investing Activities:
  Patents                                             (15,000)            -
  Fixed Assets                                        (78,988)            -
  Infomercial Costs                                   (94,416)            -
  Advance to Minority Shareholder                     (49,980)            -
                                                 ------------- -------------

  Net Cash - Investing Activities                    (238,384)            -
                                                 ------------- -------------
Financing Activities:
  Proceeds from Common Stock                        1,194,050           250
  Advance from Stockholder                             (5,000)        5,000
  Loan from Stockholder                                50,000             -
                                                 ------------- -------------

  Net Cash - Financing Activities                   1,239,050         5,250
                                                 ------------- -------------

  Net Increase in Cash                                247,016         5,250

Cash -Beginning of Periods                              5,250             -
                                                 ------------- -------------

  Cash - End of Periods                          $    252,266  $      5,250
                                                 ============= =============


See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________________

                                                               For the Period
                                                               April 21, 1998
                                                               [Date of
                                                               Inception]
                                                 Year ended    through
                                                 February 29,  February 28,
                                                 2000          1999
                                                 ------------- -------------

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the periods for:
   Interest                                      $          -  $          -
   Income Taxes                                  $          -  $          -


Supplementary information on Non-Cash Investing and Financing Activities:
  During 1998, a stockholder paid a total of $189,240 on
  behalf of the Company for:
     Legal Fees                                                $     14,680
     Research and Development Costs                                  18,000
     Licensing Fees                                                  20,000
     Customer Lists                                                 136,560
                                                               -------------

                                                               $    189,240
                                                               =============

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


See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

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

Investment in Joint Ventures - Joint ventures, in which the Company has a 50% or less interest, are accounted for under the equity method.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
_____________________________________________________________________________

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

Revenue Recognition - Revenues from products are recognized at the time goods are shipped to the customer from the fulfillment facility with an appropriate provision for returns.

The Company's return policy for non retail customers is a full refund money back guarantee in thirty days. Retail customers return policy is for defective merchandise only.

The Company has accrued a liability of $5,000 based upon March 2000 returns for non retail sales prior to March 1, 2000. There was no defective merchandise returns for retail customers for the sales prior to February 29, 2000.

Promotional Allowances - Based on a discretionary policy, management grants to certain major retail customers promotional allowances to successfully market the Company's products. Promotional allowances are primarily targeted to the cost of displays, advertising and other promotional incentives. The cost of promotional allowances are accrued based upon the Company's estimate of the reserve allowance using certain assumptions and based on the Company's experience. Promotional allowances of $375,000 are included as a reduction of net revenues for the year ended February 29, 2000 and are classified as a current liability as of February 29, 2000.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. The breakdown of the inventory is as follows:

Supplies               $       30,800
Furnished Goods               133,424
                       ---------------
Total                  $      164,224
-----                  ===============

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
_____________________________________________________________________________

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

On March 16, 1999, Interactive entered into an amendment of the operating agreement for the limited liability company. The initial capital contribution by both members was approximately $100,000 each. Interactive committed to lending the limited liability company up to $150,000. As of February 29, 2000, $415,135 was owed by Plumber's Secret, LLC to Interactive. Interactive is entitled to receive a preferred return on its capital contribution. Under a service agreement, $100,000 was to be paid to the other limited liability member [Vila Enterprises, LLC] for advertising and promoting the product in an infomercial. In lieu of being paid $100,000 for the services rendered, the initial capital contribution of $99,980 was satisfied by the performance of promotional services rendered by the minority member valued at $100,000. As of February 29, 2000, the Plumber's Secret, LLC incurred a net loss from operations of approximately $475,000. Pursuant to the agreement, the first $100,000 in losses from the limited liability company has been allocated for tax purposes to Vila Enterprises and then the remainder will be allocated to the members according to the terms of the first agreement. Although the minority interest portion of the February 29, 2000 loss is $287,000 after the allocation of the first $100,000 loss, this loss has not been allocated to the minority partner for financial statement purposes, but rather has been charged against IMT as there is no obligation of the minority member to make good for such losses. Future profits will be distributed 50/50 after the accumulated losses are offset.

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

February 28,
2001          $     66,000
2002                68,000
2003                70,000
2004                72,000
2005                39,000
              -------------

Total         $    315,000
-----         =============

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
_____________________________________________________________________________

[3]  Commitments and Contingencies [Continued]

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

[F] Letter of Intent - Power-Ti-Pod - On July 14, 1999 entered into an agreement for Interactive to sell the Power-Ti-Pod internationally and split the profits 50/50 with a joint venture partner. The Company realized net earnings of approximately $22,000 as of February 29, 2000. This agreement was terminated in April 2000.

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

[H] Marketing Agreement - Putter Ball - The Company agreed on November 11, 1999 to develop a marketing plan for the sale of the Putter Ball with a joint venture partner and for the joint venture partner to pay for the production infomercial to market the product both domestically and internationally and the manufacturing costs used for the Putter Ball. The profit split would be 50/50. The Company accounts for this joint venture under the equity method as it has a 50% or less interest in the venture. The Company has net earnings of approximately $8,000 of the Putter Ball as of February 29, 2000 and has no liability for this venture as of February 29, 2000. This agreement was terminated in April 2000.

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

[J] Universal Wrench - On January 5, 2000, the Company entered into a Sales and Distribution Agreement with Lacrex SA of Switzerland ["Lacrex"] to solely and exclusively market in North America the Lacrex Universal Wrench. The Company is granted first right of refusal for worldwide direct response rights on a country to country basis. In the event, the Company decides to move forward with the marketing of the Universal Wrench, Interactive has committed to purchase from Lacrex a minimum of 300,000 units of the product at a purchase price of $5.00 per unit FOB China within one year and additional purchases are required in subsequent years to renew this agreement. There were no sales of this product as of February 29, 2000. There is a $20,000 deposit on the future infomercial that will be produced for this product and is classified as part of other assets on the balance sheet.

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
_____________________________________________________________________________

[3]  Commitments and Contingencies [Continued]

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

[O] Employment Agreement - On June 30, 1999, the Company entered into a 2 year employment agreement for an employee of the Company for an annual salary of $135,000 plus reimbursable business expenses.

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
_____________________________________________________________________________

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

The Company will commence amortization of this asset over five years. As of February 29, 2000, the Company has not realized any revenue stream from the marketing compilations of these recordings. Therefore, the Company has not commenced amortization for this asset in fiscal year 1999. Management intends to market various compilations of these recordings in fiscal year 2000.

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
_____________________________________________________________________________

[8] Major Customer

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

The Company has suffered a net loss of $1,056,964 and utilized $753,650 in cash for operations for the year ended February 29, 2000. The inability of the Company to generate cash from operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is completing a private placement memorandum and upon receipt of the estimated net proceeds of $517,000 believes it will be able to complete anticipated sales orders, including the introduction of new products, with the infusion of additional working capital and sustain operations for twelve months. In addition, the Company will also pursue debt financing to supplement the equity financing if needed [See Notes 11A and 12B]. The continuation of the Company as a going concern is dependent upon the success of these plans.

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

[11] Subsequent Events

[A] Private Placement Memorandum ["PPM"] - On March 23, 2000, the Company engaged a placement agent for an offering to sell up to 6 units, each unit consisting of one $100,000 convertible secured promissory 12% note and 50,000 warrants to purchase 50,000 shares of common stock at a price of $1.25 per share. The offering price is $100,000 per unit and the anticipated estimated net proceeds to the Company is $517,000. The promissory notes will mature on the earlier of (a) 6 months from the closing, (b) certain change of control events, (c) the closing of $2,000,000 of bridge financing or $5,000,000 of equity financing, or (d) the receipt and collection by the Company of $600,000 in accounts receivable [See Note 12C]. The promissory notes will be secured by the assets of the Company. The placement agent is entitled to a 10% commission for all units sold, a 22% non-accountable expense allowance and warrants for 10,000 shares of common stock exercisable at $1.25 for a period of five years. The Company has received gross proceeds of approximately $400,000 from this offering as of April 4, 2000. The Company anticipates this offering will help sustain the Company's growth. Total fair value of the equity instruments issued will be charged to operations over the life of the related debt.

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
_____________________________________________________________________________


[12] Subsequent Events [Unaudited]

[A] Stock Acquisition and Exchange Agreement - On April 15, 2000, the Company entered into a stock acquisition and exchange agreement with a diversified internet service company whereby 51% of IMT's issued and outstanding shares of stock would be acquired subject to shareholder approval. On June 2, 2000, the Company terminated this agreement due to lack of performance.

[B] Additional Financing - The Company has received additional net proceeds of approximately $122,000 from a private placement [See Note 11A] and debt financing from two officers of approximately $176,000 between April 5 and May 31, 2000.

[C] Private Placement Memorandum - The Company has repaid as of May 31, 2000 the entire $600,000 proceeds from the private placement memorandum.

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




                    .   .   .   .   .   .   .   .   .   .