Form 10QSB
period 2000-05-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-07-21
CIK 1096617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarter Ended: May 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No.  0-29019

                    Interactive Marketing Technology, Inc.
            (Exact name of registrant as specified in its charter)

             Nevada                                 22-3617931
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)


3575 Cahuenga Boulevard West, Suite 390
Hollywood, California                                         90068
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (323) 874-4484

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [  ]

       As of July 5, 2000, the Registrant had a total of 13,832,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations........18


                          PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds.........................21

Item 5:  Other Information.................................................21

Item 6:  Exhibits and Reports filed on Form 8-K ...........................22

Signatures.................................................................23

                        PART I.  FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL INFORMATION


INTERACTIVE MARKETING TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item 1.   Consolidated Financial Statements:

      Independent Accountant's Review Report...............................F1

      Consolidated Balance Sheet as of May 31, 2000 [Unaudited]............F2

      Consolidated Statements of Operations for the three months ended
      May 31, 2000 and 1999 [Unaudited]....................................F3

      Consolidated Statements of Stockholders' Equity for the three months ended May 31, 2000 [Unaudited] and the fiscal year
      ended February 29,  2000 [Audited]...................................F4

      Consolidated Statements of Cash Flows for the three months ended
      May 31, 2000 and 1999 [Unaudited]....................................F5

      Notes to Consolidated Statements.....................................F6

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Interactive Marketing Technology, Inc.



            We have reviewed the accompanying consolidated balance sheet of Interactive Marketing Technology, Inc. as of May 31, 2000, and the related consolidated statement of stockholders' equity for the three months then ended, and the related consolidated statements of operations, and cash flows for the three months ended May 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

            We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


                                  /s/ Moore Stephens, P.C.

                                  MOORE STEPHENS, P. C.
                                  Certified Public Accountants.

Cranford, New Jersey
July 10, 2000

                                      F1

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2000.
[UNAUDITED]


Assets:
Current Assets:
 Cash                                                         $     20,892
 Accounts Receivable - [Net of Allowance of $75,000]             2,137,554
 Inventory                                                         233,048
 Prepaid Expenses                                                   23,000
 Other Current Assets                                              106,811
                                                               ------------

 Total Current Assets                                            2,521,305
                                                               ------------
Fixed Assets - At Cost [Net of Accumulated
  Depreciation of $13,835]                                         124,603
                                                               ------------
Other Assets:
 Master Recording Rights - Music Catalogues                        600,000
 Customer List [Net of Accumulated Amortization of $22,800]        113,760
 Infomercial Costs [Net of Accumulated Amortization of $79,000]    115,416
 Licensing Fees [Net of Accumulated Amortization of $3,300]         16,710
 Patents [Net of Accumulated Amortization of $2,500]                12,500
 Deposits and Other Assets                                          75,113
 Advance to Minority Shareholder                                    49,980
                                                               ------------

 Total Other Assets                                                983,479
                                                               ------------

 Total Assets                                                  $ 3,629,387
                                                               ============
Liabilities and Stockholders' Equity:
Current Liabilities:
 Promotional and Return Allowances                             $   501,000
 Accounts Payable and Accrued Liabilities                        1,153,340
 Accrued Royalties                                                 540,000
 Due to Stockholders                                               176,000
                                                               ------------

 Total Current Liabilities                                       2,370,340
                                                               ------------
Long-Term Liabilities:
 Note Payable - Stockholder                                         55,450
                                                               ------------
Commitments and Contingencies                                            -
                                                               ------------
Stockholders' Equity:
 Common Stock, Par $.001, 60,000,000 Shares Authorized,
  13,832,000 Shares Issued and Outstanding                          13,832

 Paid-in Capital                                                 2,119,688

 Accumulated Deficit                                              (929,923)
                                                               ------------

 Total Stockholders' Equity                                      1,203,597
                                                               ------------

 Total Liabilities and Stockholders' Equity                    $ 3,629,387
                                                               ============



See Notes to Consolidated Financial Statements.

                                      F2

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                                     Three months ended
                                                            May 31,
                                                      2000           1999
                                                  ------------- -------------

Net Revenues                                      $  2,786,942  $          -

Cost of Good Sold                                    1,467,561             -
                                                  ------------- -------------

 Gross Profit                                        1,319,381             -
                                                  ------------- -------------
Costs and Expenses:
 Payroll and Related Costs                             118,610        47,415
 General and Administrative Costs                       81,844        64,961
 Advertising and Media Buys                            111,340        42,697
 Royalties                                             480,000             -
 Bad Debt Expense                                       75,000             -
 Selling Expenses                                       10,653             -
 Consulting Fees - Related Party                             -        16,666
 Travel and Entertainment                               51,369        63,765
 Professional Fees                                      55,403        24,577
 Depreciation and Amortization                          37,596             -
 Research and Development Costs                          3,595             -
 Interest Expense - Related Party                        1,250             -
 Debt Financing Costs                                   75,000             -
 Non-Cash Financing Cost -Warrants                      50,000             -
                                                  ------------- -------------

 Total Costs and Expenses                            1,151,660       260,081
                                                  ------------- -------------

 Net Income [Loss]                                $    167,721  $   (260,081)
                                                  ============= =============

 Basic Earnings [Loss] Per Share                  $        .01  $       (.01)
                                                  ============= =============

Weighted Average Number of Shares                   13,832,000    18,606,000

Diluted Earnings [Loss] Per Share:
 Incremental Shares from Assumed Conversion of
  Options and Warrants                               8,675,000             -
                                                  ------------- -------------
 Weighted Average Number of Shares Assuming
   Dilution                                         22,507,000    18,606,000
                                                  ============= =============

 Diluted Earnings [Loss] Per Share                $        .01  $       (.01)
                                                  ============= =============


See Notes to Consolidated Financial Statements.

                                      F3

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]


                                                                                     Total
                                     Common Stock           Paid-in   Accumulated  Stockholders'
                                  Shares        Amount      Capital    Deficit       Equity
                              ------------- ------------ ------------ ------------ -------------
Balance at February 29, 2000    13,832,000  $    13,832  $ 2,069,688  $(1,097,644) $    985,876

Warrants Issued in Connection
 with Private Placement of
 Convertible Debentures                  -            -       50,000            -        50,000

Net Income for the period March
 1, 2000 through May 31, 2000            -            -            -      167,721       167,721
                              ------------- ------------ ------------ ------------ -------------
 Balance at May 31, 2000
  [Unaudited]                   13,832,000  $    13,832  $ 2,119,688  $  (929,923) $  1,203,597
                              ============= ============ ============ ============ =============


See Notes to Consolidated Financial Statements.

                                      F4

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]


                                                       Three months ended
                                                            May 31,
                                                        2000         1999
                                                   ------------- -------------
Operating Activities:
 Net Income [Loss]                                 $    167,721  $   (260,081)
                                                   ------------- -------------
 Adjustments to Reconcile Net Income [Loss]
  to Net Cash [Used for] Operating Activities:
  Depreciation and Amortization                          37,596             -
  Fair Value of Warrants Issued                          50,000             -

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable - Net                         (2,131,308)     (196,780)
   Inventory                                            (68,824)      (11,399)
   Prepaid Expenses and Other Current Assets            (43,849)       (5,399)
   Deposits and Other Assets                             29,084             -

  Increase [Decrease] in:
   Accounts Payable and Accrued Liabilities           1,101,916        61,041
   Accrued Royalties                                    465,000             -
   Accrued Interest - Stockholder                         1,250             -
   Accrued Returns                                      126,000             -
                                                   ------------- -------------

   Total Adjustments                                   (433,135)     (152,537)
                                                   ------------- -------------

 Net Cash - Operating Activities                       (265,414)     (412,618)
                                                   ------------- -------------
Investing Activities:
 Fixed Assets                                           (58,960)      (25,654)
                                                   ------------- -------------
Financing Activities:
 Net Proceeds from Common Stock                               -     1,064,961
 Loans from Stockholders                                176,000        (5,000)
 Net Proceeds from Convertible Debentures               517,000             -
 Repayment of Convertible Debentures                   (600,000)            -
                                                   ------------- -------------

 Net Cash - Financing Activities                         93,000     1,059,961
                                                   ------------- -------------

 Net [Decrease] Increase in Cash                       (231,374)      621,689

Cash - Beginning of Periods                             252,266         5,250
                                                   ------------- -------------

 Cash - End of Periods                             $     20,892  $    626,939
                                                   ============= =============



See Notes to Consolidated Financial Statements.

                                  F5

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

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

Basis of Presentation - In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals which are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended May 31, 2000 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended February 29, 2000.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At May 31, 2000, the Company did not have any cash equivalents.

Research and Development Costs - The Company expenses research and development costs as incurred. For the three months ended May 31, 2000 and 1999, research and development costs totaled $3,595 and $-0-, respectively, for new products.

Net [Loss] Per Share - Net [loss] per share is based on the weighted average number of shares outstanding, reflecting the shares issued in the transaction [See Note 6B] and the shares reacquired and canceled [See Note 6D]. FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15,

                                  F6

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

1997, including interim periods; earlier application is not permitted. The Company adopted SFAS No. 128. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. As of May 31, 2000, the Company had warrants for 8,675,000 shares of common stock that are included in the computation of diluted earnings per share. Such dilutive securities if issued could dilute EPS in future years. [See Notes 6G and 6H]

Investment in Joint Ventures - Joint ventures, in which the Company has a 50% or less interest, are accounted for under the equity method.

Intangible Assets - Intangible assets include licensing fees, patents and customer lists which are amortized over five years using the straight-line method. Amortization commenced in August of 1999 when the Company commenced selling the licensed product. Amortization expense for the three months ended May 31, 2000 was approximately $8,550.

Fixed Assets - Fixed assets include office furniture and equipment. Depreciation began in August of 1999 under the straight-line method over an estimated useful live of five years. Depreciation expense for the three months ended May 31, 2000 was approximately $5,100.

Infomercial Costs - These costs include the filming, editing and other film producing costs for various product infomercials which are used for cable network viewing audiences. These costs are of a direct response nature and are therefore capitalized and amortized over the period during which benefits are expected to be received, which is estimated to be two years. The amortization expense for the three months ended May 31, 2000 was $24,000.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when the advertising first takes place. Advertising costs inclusive of media buys, amounted to approximately $111,340 and $42,697 for the three months ended May 31, 2000 and 1999, respectively.

Revenue Recognition - Revenues from products are recognized at the time goods are shipped to the customer from the fulfillment facility with an appropriate provision for returns.

The Company's return policy for non retail customers is a full refund money back guarantee in thirty days. Retail customers return policy is for defective merchandise only.

The Company has accrued a liability of approximately $126,000 based upon June 2000 returns for non retail sales prior to June 2000. There was no defective merchandise returns for retail customers for the sales prior to May 31, 2000.

Promotional Allowances - Based on a discretionary policy, management grants to certain major retail customers promotional allowances to successfully market the Company's products. Promotional allowances are primarily targeted to the cost of displays, advertising and other promotional incentives. The cost of promotional allowances are accrued based upon the Company's estimate of the reserve allowance using certain assumptions and based on the Company's experience. Promotional allowances of $375,000 were included as a reduction of net revenues for the year ended February 29, 2000 and are classified as a current liability as of February 29, 2000 and May 31, 2000.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. The breakdown of the inventory as of May 31, 2000 is as follows:

       Supplies            $   36,715
       Finished Goods         196,333
                           -----------

       Total               $  233,048
                           ===========

Impairment - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be

                                  F7

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of May 31, 2000, management expects these assets to be fully recoverable.

[3]  Commitments and Contingencies

[A] Operating Agreement for The Plumber's Secret, LLC - Interactive 's subsidiary, Interactive's Plumber, Inc., entered into an operating agreement in February of 1999 whereby it acquired a 50.01% interest in the Plumber's Secret, LLC and all day-to-day management decisions of the operating entity are made by Interactive. Interactive shall be entitled to 10% of "net cash flow" as defined as a management fee. Interactive, as licensor, has assigned to the limited liability company a licensing agreement with A2000 USA, Inc. The other limited liability partner had the right to abandon its interest if sales from the product are less than $2,000,000 subsequent to the first year that the infomercial airs on the product, which was July 1999. Net sales generated from this product since inception [August 1999] has exceeded this threshhold.

On March 16, 1999, Interactive entered into an amendment of the operating agreement for the limited liability company. The initial capital contribution by both members was approximately $100,000 each. Interactive committed to lending the limited liability company up to $150,000. As of February 29, 2000, $415,135 was owed by Plumber's Secret, LLC to Interactive. Interactive is entitled to receive a preferred return on its capital contribution. Under a service agreement, $100,000 was to be paid to the other limited liability member [Vila Enterprises, LLC] for advertising and promoting the product in an infomercial. In lieu of being paid $100,000 for the services rendered, the initial capital contribution of $99,980 was satisfied by the performance of promotional services rendered by the minority member valued at $100,000. As of February 29, 2000, the Plumber's Secret, LLC incurred a net loss from operations of approximately $475,000 and for the three months ended May 31, 2000 incurred a profit from operations of approximately $460,000. Pursuant to the agreement, the first $100,000 in losses from the limited liability company has been allocated for tax purposes to Vila Enterprises and then the remainder will be allocated to the members according to the terms of the first agreement. Although the minority interest portion of the February 29, 2000 loss is $287,000 after the allocation of the first $100,000 loss, this loss has not been allocated to the minority partner for financial statement purposes as of February 29, 2000, but rather was charged against IMT as of February 29, 2000 as there was no obligation of the minority member to make good for such losses. Future profits are to be distributed 50/50 after the accumulated losses are offset. As a result, the accumulated net loss through May 31, 2000 is approximately $(15,000) and accordingly there is no minority interest members' share of the accumulated earnings.

[B] Licensing Agreement Plumber's Secret - In June 1998, the Company entered into a licensing agreement for the exclusive right to manufacture and or produce, advertise, promote, market or sell worldwide the product for a royalty per unit for a period of one year. Upon execution of agreement, $20,000 was paid to the licensor. The Company is to pay a royalty fee of $3.00 per each unit sold to the licensor. The Company paid $66,000 as of February 29, 2000 and has accrued an additional $75,000 in royalties on this obligation as of February 29, 2000 [See Note 12].

[C] Operating Lease - In September 1999, the Company commenced leasing office space under an operating lease which expires September 2004 for a monthly minimum lease payment of approximately $5,400. This lease contains a renewal option. In addition, the lease contains an escalation clause as defined and a three percent automatic increase to the minimum monthly rent at the end of each year. Total rent expense for the space for the three months ended May 31, 2000 was approximately $16,200 and is classified as general and administrative costs. Approximate aggregate future minimum rental payments under this noncancellable operating lease is as follows:

      February 28,
      ------------
         2001       $   66,000
         2002           68,000
         2003           70,000
         2004           72,000
         2005           39,000
                    -----------

        Total       $  315,000
                    ===========


                                  F8

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[3]  Commitments and Contingencies [Continued]

[D] Telemarketing and Fulfillment Services Agreement - The Company entered into a one year agreement on June 24, 1999 to telemarket the Plumber's Secret, LLC throughout the world with PDS. PDS processes all orders received for bank authorization and payment before shipping the products. PDS has acquired a security interest in the Plumber's Secret products. PDS stores the inventory and related materials as necessary to fulfill orders, subject to timely receipt of product and materials from manufacturing centers. Total expense during the three months ended May 31, 2000 were approximately $178,000 and is classified as cost of goods sold in the statement of operations.

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

[G] Letter of Intent - Tour-One Putter - On July 14, 1999 entered into an agreement for Interactive to sell the Tour-One-Putter internationally first, and back into a supply and demand, domestically. If an international market is established Interactive will pay for telemarketing, media, fulfillment costs, and product costs to generate a net profit split of 50/50 with a joint venture partner. There were no sales as of February 29, 2000. This agreement was terminated in April 2000.

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

[I] Letter of Intent - EFL Product Line - On November 12, 1999, the Company received a license to manufacture and market the fishing line product that is called the EFL Product Line. Interactive will be responsible for developing the product and the infomercial and for fulfilling orders. Interactive will pay a 15% royalty of the net sales as defined under the agreement. There were no sales of this product as of May 31, 2000, however, approximately $35,300 has been incurred for a future infomercial to be produced and is classified as part of other assets on the balance sheet.

[J] Universal Wrench - On January 5, 2000, the Company entered into a Sales and Distribution Agreement with Lacrex SA of Switzerland ["Lacrex"] to solely and exclusively market in North America the Lacrex Universal Wrench. The Company is granted first right of refusal for worldwide direct response rights on a country to country basis. In the event, the Company decides to move forward with the marketing of the Universal Wrench, Interactive has committed to purchase from Lacrex a minimum of 300,000 units of the product at a purchase price of $5.00 per unit FOB China within one year and additional purchases are required in subsequent years to renew this agreement. There were no sales of this product as of May 31, 2000. There is a $20,000 deposit on the future infomercial that will be produced for this product and is classified as part of other assets on the balance sheet.

[K] Personal Service Agreement - In 1998, Interactive received the exclusive rights for product marketing whereby Interactive is to pay a 15% of royalty. Commencing April 1999, the Company paid $3,000 a month as a draw against the profit split on Tom House tapes, kits, and products. No

                                  F9

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[3]  Commitments and Contingencies [Continued]

sales have been recorded, therefore, these payments of $39,000 as of May 31, 2000 have been recorded as part of other assets on the balance sheet.

[L] Royalty Payment - "The Rake" - The Company has not finalized negotiations related to a royalty arrangement for The Rake. There were no sales or costs for The Rake as of May 31, 2000.

[M] Noncompete Agreement - "Specialized Collapsible Ladder" - In December of 1999, the Company entered into a noncompete agreement to market the ladder with a profit split as defined under certain specifications. There were no sales or cost for the ladder as of May 31, 2000.

[N] Sales Agreement - Life Mask - On November 17, 1999, the Company entered into an agreement whereby Interactive will pay all costs of the products and another individual will receive 12% of all income worldwide from the sales of the product. There were no sales or costs for the Life Mask as of May 31, 2000.

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

During the year ended February 29, 2000, the Company paid an entity, which is controlled by this stockholder consulting fees of approximately $33,000 and paid the stockholder payroll costs of approximately $18,000. Total expense to the related entity for the year ended February 29, 2000 was $51,000. There was no expense recorded for the three months ended May 31, 2000.

                                 F10

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

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


                                 F11

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[6] Equity and Debt Transactions [Continued]

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

The Company will commence amortization of this asset over five years. As of May 31, 2000, the Company has not realized any revenue stream from the marketing compilations of these recordings. Therefore, the Company has not commenced amortization for this asset through May 31, 2000. Management intends to market various compilations of these recordings in fiscal year 2000.

[G] Private Placement Memorandum ["PPM"] - On March 23, 2000, the Company engaged a placement agent for an offering to sell up to 6 units, each unit consisting of one $100,000 convertible secured promissory 12% note and 50,000 warrants to purchase 50,000 shares of common stock at a price of $1.25 per share. The offering price was $100,000 per unit and the net proceeds to the Company was approximately $517,000. The promissory notes would mature on the earlier of (a) 6 months from the closing, (b) certain change of control events, (c) the closing of $2,000,000 of bridge financing or $5,000,000 of equity financing, or (d) the receipt and collection by the Company of $600,000 in accounts receivable. The promissory notes were secured by the assets of the Company. The placement agent was entitled to a 10% commission for all units sold, a 2 1/2% non-accountable expense allowance and warrants for 10,000 shares of common stock exercisable at $1.25 for a period of five years. Total fair value of the equity instruments of approximately $50,000 were charged to operations in the three months ended May 31, 2000 as a non-cash financing cost. The Company has repaid as of May 31, 2000 the convertible promissory notes of $600,000 and recording financing costs of approximately $75,000.

[H] Stock Option Plan - On March 28, 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan whereby it reserved for incentive rewards 10,000,000 shares of common stock for directors, employees, and consultants. The Company granted stock options under this plan for 8,365,000 shares of the Company's common stock at an exercise price of $1.00, which approximated the fair market value at the date of grant.

[I] Officers' Loans - The Company received debt financing from two officers of approximately $176,000 in the three month period ended May 31, 2000 for 90 days at 10%.

                                 F12

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[7] Significant Risks and Uncertainties

Concentrations of Credit Risk - Cash - Financial instruments which potentially subject the Company to concentrations of credit risk consists of cash.

The Company places its cash with high credit quality institutions and is subject to credit risk to the extent it exceeds federally insured limits. At May 31, 2000, the Company has approximately $100,000 of cash subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[8] Major Customer

For the three months ended May 31, 2000, the Company had sales to one resale customer amounting to approximately $1,925,000 of net revenues or 69% of net sales.

[9] Going Concern

The February 29, 2000 financial statements were prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company suffered a net loss of $1,056,964 and utilized $753,650 in cash for operations for the year ended February 29, 2000. The inability of the Company to generate cash from operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements did not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company completed a private placement memorandum and upon receipt of the estimated net proceeds of $517,000 believes it will be able to complete anticipated sales orders, including the introduction of new products, with the infusion of additional working capital and sustain operations for twelve months. In addition, the Company will also pursue debt financing to supplement the equity financing if needed [See Notes 6G and 6I]. The continuation of the Company as a going concern is dependent upon the success of these plans.

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

                                 F13

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[11] New Authoritative Accounting Pronouncements

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

[12] Subsequent Events

In July of 2000, the Company is negotiating an amendment to the royalty agreement that is expected to be finalized within 90 days [See Note 3B].

                                 F14

     References in this quarterly report to "Interactive Marketing" "we," "us," and "our" refer to Interactive Marketing Technology, Inc.

     This Form 10Q-SB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10Q-SB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Interactive Marketing's control. These factors include but are not limited to economic conditions generally and in the industries in which Interactive Marketing may participate; competition within Interactive Marketing's chosen industry, including competition from much larger competitors; technological advances and failure by Interactive Marketing to successfully develop business relationship.


                               ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

      Interactive Marketing provides comprehensive marketing services for proprietary consumer products in both the United States and worldwide. We began operations in August of 1999 and have primarily relied on one product, The Plumbers Secret, for our revenues. We have had a short operating history and a history of operating losses, however, management believes we are in the later stages of developing additional product lines to enhance our current revenue stream. Currently management plans to introduce at least four additional products during fiscal year 2001.

      Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and its wholly-owned subsidiary IMT's Plumber, Inc. and include the consolidation of IMT's Plumbers, Inc.'s 50.01% members' interest in the Plumbers Secret, LLC.

Results of Operations

     The following table summarizes our operations for the first quarter ended March 31, 2000 and 1999.

                                               Three month period ended

                                              May 31, 1999   May 31, 2000
                                            --------------- ---------------
Net Revenues                                           -        2,786,942

Costs of Sales                                         -        1,467,561

Gross profit                                           -        1,319,381

Total Costs and Expenses                          260,081       1,151,660

Operating Income (Loss)                          (260,081)        167,721

First Quarter 2001 Compared to First Quarter 2000
--------------------------------------------------

      We did not have any revenues in the first quarter of 2000 because we did not begin the promotion and sale of our products until July of 1999. Net revenues for the fiscal year ended February 29, 2000 were $891,381 and net revenues increased to $2,786,942 for the first quarter of 2001. The revenues for the first 2001 quarter were primarily the result of sales of The Plumbers Secret by Wal-Mart Corporation. Cost of the goods, which includes the cost of the product and shipping of the product, were 52.6% of revenues which resulted in a gross profit of $1,319,381 for the first 2001 quarter.

      The costs and expenses increased from $260,081 for the first 2000 quarter to $1,151,660 for the first 2001 quarter. Total costs and expenses were 41.3% of revenues for the 2001 quarter. For the first 2000 quarter $112,376, or 9.7% of the total costs and expenses, were allocated to payroll and general and administrative costs compared to $200,454, or 17.4% of the total costs and expenses, for the 2001 quarter. These costs for the 2000 quarter reflect only one month of payroll costs because we did not establish a payroll until April of 1999, the last month of the 2000 quarter. Accordingly, the increase in payroll for the 2001 quarter is primarily the result of three months of payroll costs.

      Advertising and media buys, selling expenses and royalties accounted for $601,993, or 52.3% of our total costs and expenses, for the 2001 quarter. We did not record royalties or selling expenses for the 2000 quarter, but recorded $42,697, or 16.4% of total costs and expenses, for advertising and media buys. For the 2001 quarter we also recorded $75,000 in bad debt expense for a $2,212,554 receivable. We recorded $75,000 of financing costs related to debt financing used for increased production of product due to increase of sales. We also recorded $50,000 non-cash financing costs related to the 310,000 warrants issued in a private placement in March of 2000.

      Depreciation and amortization expenses of $37,596 included amortized costs of $139,416 for filming, editing and producing infomercials for our products. These costs are being amortized over a two year period, the estimated useful like of the infomercials.

      We recorded $167,721 income from operations for the first 2001 quarter compared to a $260,081 loss from operations for the first 2000 quarter.

      Other than the introduction of new product lines, we are unaware of any known trends, events or uncertainties that are reasonably likely to impact revenues from operations. However, we may experience significant fluctuations in operating results in future periods due to a variety of factors, including but not limited to, the following factors:

      * We may need additional financing in order to carry out our business plan and management cannot assure that we will be successful in obtaining such financing. Failure to obtain necessary financing could have a material adverse impact on our operations.
      * Sales from some of our products are yet to be tested in the retail environment.
      * We must continue to obtain new products and customers at reasonable costs, retain customers and encourage repeat purchases.
      * We need to develop our customer base for each product through multiple marketing channels, which include the following: (i) Development of an aggressive marketing campaign using a combination of online and traditional marketing; (ii) by entering into linking arrangements with other web sites; and (iii) using direct marketing techniques to target new and existing customers with personalized communications.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through short term loans from two officers and net proceeds from private placements of convertible promissory notes of approximately $517,000. We did not post revenues for the 2000 fiscal year and have an accumulated deficit of $929,923 through May 31, 2000. For the fiscal year ended February 29, 2000, we recorded $252,266 in cash with $508,698 total current assets and $584,424 total current liabilities; compared to $20,892 in cash, $2,521,305 total current assets and $2,370,340 total current liabilities for the first quarter of 2001. We recorded a basic earning per share of $.01 for the 2001 first quarter.

     For the first quarter of 2001 we used $265,414 in cash for operating activities compared to $412,618 of cash in the first 2000 quarter.

     Net cash provided by financing activities for the first quarter of 2001 was $93,000 compared to $1,059,961 for first quarter. In May of 2000 we received a total of $176,000 in loans from two officers. Mr. Haehn loaned us $100,000 and Mr. Lang loaned us $76,000. We repaid approximately $134,000 of these loans as of July 19, 2000. Sale of our common stock in April 1999 provided net proceeds of $949,050 from the sale of 285,000 shares to two accredited investors.

     We conducted a private placement offering for an aggregate offering price of $600,000 starting in March of 2000 and realized net proceeds of $517,000. However, pursuant to the terms of the private placement, the notes matured on May 31, 2000 and we repaid the $600,000 obligation.

     On June 6, 2000 we terminated the Stock Acquisition and Exchange Agreement with E-Pawn.com, Inc., dated April 15, 2000. This agreement was terminated due to lack of performance by E-Pawn. As a result, we did not receive $5 million in capital funding we anticipated from this agreement.

      We have no plans to purchase significant equipment or make other capital expenditures within the next twelve months. We have monthly lease commitments for our office space of approximately $5,400. IMT's Plumber is committed to lend The Plumber's Secret L.L.C. up to $150,000 as an initial capital contribution. According to the terms of our marketing agreements we will be obligated to share profits and/or pay royalties on any products we sell. Further, if we decide to market the Universal Wrench, the terms of that agreement require us to purchase 300,000 units at an anticipated cost of $1.5 million during the first year of marketing. We also expect to employ two to three additional employees based upon anticipated growth which will increase our payroll costs by approximately $150,000.

     Financing
     ----------

      As of July 14, 2000, we have approximately $900,000 from collection of our accounts receivable in our cash account and we anticipate additional proceeds from the remaining accounts receivable. We hope to finalize an investment by an unrelated third party of roughly $900,000 in the EFL Fishing Lure product. Management believes these funds will allow us to introduce this product within the 2000 calendar year. We have received short term loans from our officers which has allowed us to complete sales orders, however, we currently do not anticipate seeking loans from these individuals within the next twelve months.

      We expect revenues to increase as a result of increased sales of our current products and anticipated sales from our new products. We are in the process of developing marketing programs for at least four new products. We expect the new products to increase our revenues, however, the revenues will be offset by such expenses as production costs, royalties and fulfillment costs. Our management is reviewing various product cost bids and is discussing with major retailers the selling of these new products. Also, management expects that we will add to our revenue source through banner stream income from Internet advertisers. Banner stream advertising refers to the ads that appear on Internet Web sites. Management hopes to create a Web site that will become a primary source of such banner stream income by early 2001.

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

      If we fail to raise the necessary funds through private placements, we
anticipate we will require debt financing.   Management is investigating the
availability, source and terms for external debt financing. At this time we have not entered into any agreement with any third parties regarding such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Seasonal Trends

      Our market is not seasonal because our products are marketed with a direct response television media blitz, which is not related to the seasonal variables.


                     PART II.  OTHER INFORMATION


          ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                     ITEM 5:   OTHER INFORMATION

New Product Developments

      The following discussions involve forward looking statements regarding our recent new product developments that involve substantial risks and uncertainties. We cannot assure that we will be able to finalize licensing or marketing agreements for these products, or that the products will prove to be marketable or successful.

      EFL Fishing Lure. The EFL Fishing Lure is a patented latex plastic in the shape of a fish which we anticipate will feel like a fish and move like a fish when it is put over a crank bait. It was developed by actor, Chris Atkins (known for his performance in Blue Lagoon) and five motion picture special effects people. Chris Atkins is the spokesman for the EFL Fishing Lure and we anticipate using many of the recognized pro fishermen along with celebrities that love to fish as spokespersons. We are in the editing stage of this 30 minute infomercial and have incurred approximately $35,500 in costs for its production. We have created a logo and we plan to use a retail package consisting of a unique type of tackle box with several types of baits and hooks. We expect the retail price to be $29.95. We anticipate receiving samples of this product within the next 90 days and if the samples meet with our approval, we hope to begin production of this product within the next year.

      Tom House Physical Fitness. In December of 1999 Interactive Marketing and Tom House signed a letter of intent to market Dr. House's fitness products. Tom House is a retired major-league pitcher who has a Ph.D. in psychology and he is an consultant, performance analyst and sports psychologist, and is a trainer of elite athletes. We anticipate that the Tom House Physical Fitness products will include training equipment that weighs less than one pound, training tapes and nutritional supplements which will provide body development necessary for a person's needs whether at home, the office or while traveling. The nutritional supplements have been formulated and we anticipate they will be available in the last quarter of 2000. We hope to launch this product line after the holidays, which we believe is the peak time for physical fitness products.

     Universal Wrench. In January of 2000 we entered into a sales and distribution agreement with Lacrex SA of Switzerland which granted us the exclusive North America rights to market the Lacrex Universal Wrench. This wrench can loosen a range of nuts and bolts and we anticipate it can take the place of a full set of wrenches at a fraction of the cost. The head of the wrench has a range of 180 degrees giving it the ability to get into difficult locations. We are continuing with our test market of this product prior to committing to future purchases of this product. In the event we decide to move forward with the marketing we have agreed to purchase 300,000 units during the first year and additional purchases are required in subsequent years to renew this agreement.

     Wonder Ladder.  This ladder is extremely light and versatile and comes in
three lengths: 3', 5' and 6'.   It is constructed of lightweight aluminum and
when closed it is only 5" wide for easy storage. It will safely hold up to 250 pounds. In December of 1999 we entered into an agreement to market the Wonder Ladder with a profit split determined by certain specifications. We have agreed to manufacture and market this product worldwide through infomercials. The owners of this product will oversee all domestic retail sales. We have received a sample of this product and are evaluating its performance. We hope to begin manufacture of this product within the next year.


              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part I: Exhibits.

Exhibit #        Description                                   Location
------------     -----------------                             --------------

 27              Financial Data Schedule                       See attached

(b)  Reports on Form 8-K.

     On June 6, 2000, Interactive Marketing filed an 8-K regarding termination of the Stock Acquisition and Exchange Agreement with E-Pawn.com, Inc., dated April 15, 2000.

                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERACTIVE MARKETING TECHNOLOGY, INC.



Date: July 20, 2000                  By /s/ Sandy Lang

                                         Sandy Lang, President