Form 10KSB/A
period 2000-02-29
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-07-26
CIK 1096617

Securities and Exchange Commission
                           Washington, D. C.  20549
                               _______________
                                Form 10-KSB/A
                               Amendment No. 2

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

     In each of the private transactions above, we believe that each purchaser
(i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his/her/its own account for investment purposes of the federal securities laws, (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sectins 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


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

     Neither we, nor someone on our behalf, consulted with Moore Stephens, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements. Nor was a written report or oral advice provided to us that Moore Stephens, P.C. considered was an important factor we relied on in reaching decisions about accounting, auditing or financial reporting issues.

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

          7/25/00
     Date _________________.          INTERACTIVE MARKETING TECHNOLOGY, INC.


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



          7/25/00                 /s/ Sandy Lang
Date: ______________          By:____________________________________________
                                      Sandy Lang, President, CEO and Director

          7/25/00                 /s/ Martin Goldrod
Date: ______________          By: __________________________________________
                                      Martin Goldrod, Secretary, Director


          7/25/00                 /s/ Gregory Haehn
Date: ______________          By:___________________________________________
                                      Gregory Haehn, Treasurer

INTERACTIVE MARKETING TECHNOLOGY, INC.


INDEX TO FINANCIAL STATEMENTS




Interactive Marketing Technology, Inc.:

  Report of Independent Auditors..........................................F-1

  Consolidated Balance Sheet as of February 29, 2000......................F-2

  Consolidated Statements of Operations for the year ended
    February 29, 2000 and for the period April 21, 1998 [date of inception] through February 28, 1999..................................F-3

  Consolidated Statements of Stockholders' Equity for the year ended February 29, 2000 and for the period April 21, 1998
    [date of inception] through February 28, 1999.........................F-4

  Consolidated Statements of Cash Flows for the year ended
    February 29, 2000 and for the period April 21, 1998 [date
    of inception] through February 28, 1999.........................F-5 - F-6

  Notes to Consolidated Statements..................................F-7 - F-15

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


                  /s/ Moore Stephens, P.C.

                  MOORE STEPHENS, P.C.
                  Certified Public Accountants.



Cranford, New Jersey
April 1, 2000 [Except as to Note 11A
as to which the date is April 4, 2000]

                                      F1

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 2000.




Assets:
Current Assets:
 Cash                                                      $     252,266
 Accounts Receivable - [Net of Allowance of $1,000]                6,246
 Inventory                                                       164,224
 Prepaid Expenses                                                 20,475
 Other Current Assets                                             65,487
                                                           --------------

 Total Current Assets                                            508,698
                                                           --------------
Fixed Assets - At Cost [Net of Accumulated Depreciation
  of $8,779]                                                      70,209
                                                           --------------
Other Assets:
 Master Recording Rights - Music Catalogues                      600,000
 Customer List [Net of Accumulated Amortization of $16,000]      120,560
 Infomercial Costs [Net of Accumulated Amortization
   of $55,000]                                                   139,416
 Licensing Fees [Net of Accumulated Amortization of $2,300]       17,700
 Patents [Net of Accumulated Amortization of $1,750]              13,250
 Deposits and Other Assets                                       104,687
 Advance to Minority Shareholder                                  49,980
                                                           --------------

 Total Other Assets                                            1,045,593
                                                           --------------

 Total Assets                                              $   1,624,500
                                                           ==============

Liabilities and Stockholders' Equity:
Current Liabilities:
 Promotional Allowances                                    $     375,000
 Accounts Payable                                                134,424
 Accrued Royalties                                                75,000
                                                           --------------

 Total Current Liabilities                                       584,424
                                                           --------------
Long-Term Liabilities:
 Note Payable - Stockholder [6E]                                  54,200
                                                           --------------
Commitments & Contingencies [3]                                        -
                                                           --------------
Stockholders' Equity:
 Common Stock, Par $.001, 60,000,000 Shares Authorized,
  13,832,000 Shares Issued and Outstanding                        13,832

 Paid-in Capital                                               2,069,688

 Accumulated Deficit                                          (1,097,644)
                                                           --------------

 Total Stockholders' Equity                                      985,876
                                                           --------------

 Total Liabilities and Stockholders' Equity                $   1,624,500
                                                           ==============

See Notes to Consolidated Financial Statements.

                                      F2

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           For the Period
                                                           April 21, 1998
                                                           [Date ofInception]
                                            Year Ended     through
                                            February 29,   February 28,
                                            2000           1999
                                            -------------  ---------------
Net Revenues                                $    891,381   $            -

Cost of Good Sold                                448,699                -
                                            -------------  ---------------
 Gross Profit                                    442,682                -
                                            -------------  ---------------
Costs and Expenses:
 Payroll and Related Costs                       413,070                -
 General and Administrative Costs                212,932                -
 Advertising and Media Buys                      203,397                -
 Promotional Sales - Minority Member [3A]        100,000                -
 Royalties                                       141,000                -
 Selling Expenses                                 69,561                -
 Consulting Fees - Related Party                  33,333                -
 Travel and Entertainment                        147,519                -
 Professional Fees                               115,105           22,680
 Depreciation and Amortization                    83,829                -
 Research and Development Costs                    5,700           18,000
 Interest Expense - Related Party                  4,200                -
 Equity in Net Earnings of Joint
   Ventures [3F][3H]                             (30,000)               -
                                            -------------  ---------------

 Total Costs and Expenses                      1,499,646           40,680
                                            -------------  ---------------

 [Loss] from Operations                     $ (1,056,964)  $      (40,680)
                                            =============  ===============

 Net [Loss] Per Share - Basic               $       (.06)  $            -
                                            =============  ===============
 Weighted Average Number of
  Shares Outstanding                          17,912,084       18,606,000
                                            =============  ===============


See Notes to Consolidated Financial Statements.

                                      F3

INTERACTIVE MARKETING TECHNOLOGY, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                     Total
                                     Common Stock           Paid-in   Accumulated  Stockholders'
                                  Shares        Amount      Capital    Deficit       Equity
                              ------------- ------------ ------------ ------------ -------------
Balance at March 1, 1998         6,202,000  $     6,202  $    (6,202) $         -  $          -

Issuance of Common Stock
 in Share Exchange [6B]         12,404,000       12,404      (12,154)           -           250

Additional Contributions -
 April 21, 1998 through
 February 28, 1999 [4A]                  -            -      189,240            -       189,240

Net [Loss] for the period
 April 21, 1998 through
 February 28, 1999                       -            -            -      (40,680)      (40,680)
                               ------------ ------------ ------------ ------------ -------------
 Balance at February 28, 1999   18,606,000       18,606      170,884      (40,680)      148,810

Issuance of Common Stock in
 April 1999 [6C]                   285,000          285      948,765            -       949,050

Issuance of Common Stock in
 November 1999 [6C]                295,000          295      244,705            -       245,000

Shares Returned by Officers
 and Cancelled November 1999
 [6D]                           (5,354,000)      (5,354)       5,354            -             -

Issuance of Common Stock in
 November 1999 for Acquisition
 of Master Recording Rights      2,000,000        2,000      598,000            -       600,000

Advertising and Promotion
 Contributed by a Minority
 Shareholder [3A]                        -            -       99,980            -        99,980

Shares Returned by Officer and
 Cancelled January 2000 [6D]    (2,000,000)      (2,000)       2,000            -             -

Net [Loss] for the period
 March 1, 1999 through
 February 29, 2000                       -            -            -   (1,056,964)   (1,056,964)
                              ------------- ------------ ------------ ------------ -------------

 Balance at February 29, 2000   13,832,000  $    13,832  $ 2,069,688  $(1,097,644) $    985,876
                              ============= ============ ============ ============ =============



See Notes to Consolidated Financial Statements.

                                      F4

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Period
                                                                             April 21, 1998
                                                                             [Date of Inception]
                                                              Year ended     through
                                                              February 29,   February 28,
                                                              2000           1999
                                                              -------------- --------------
Operating Activities:
 Net [Loss]                                                   $  (1,056,964) $     (40,680)
                                                              -------------- -------------
 Adjustments to Reconcile Net [Loss]
  to Net Cash [Used for] Operating Activities:
  Depreciation and Amortization                                      83,829              -

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable - Net                                         (6,246)        14,680
   Inventory                                                       (164,224)        18,000
   Prepaid Expenses and Other Current Assets                        (85,982)             -
   Deposits and Other Assets                                       (104,687)             -

  Increase [Decrease] in:
   Accounts Payable                                                 126,424          8,000
   Promotional Allowances                                           375,000              -
   Accrued Royalties                                                 75,000              -
   Accrued Interest - Stockholder                                     4,200              -
                                                              -------------- --------------

   Total Adjustments                                                303,314         40,680
                                                              -------------- --------------

 Net Cash - Operating Activities                                   (753,650)             -
                                                              -------------- --------------
Investing Activities:
 Patents                                                            (15,000)             -
 Fixed Assets                                                       (78,988)             -
 Infomercial Costs                                                  (94,416)             -
 Advance to Minority Shareholder                                    (49,980)             -
                                                              -------------- --------------

 Net Cash - Investing Activities                                   (238,384)             -
                                                              -------------- --------------
Financing Activities:
 Proceeds from Common Stock                                       1,194,050            250
 Advance from Stockholder                                            (5,000)         5,000
 Loan from Stockholder                                               50,000              -
                                                              -------------- --------------

 Net Cash - Financing Activities                                  1,239,050          5,250
                                                              -------------- --------------

 Net Increase in Cash                                               247,016          5,250

Cash - Beginning of Periods                                           5,250              -
                                                              -------------- --------------

 Cash - End of Periods                                        $     252,266  $       5,250
                                                              ============== ==============

See Notes to Consolidated Financial Statements.

                                      F5

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Period
                                                                             April 21, 1998
                                                                             [Date of Inception]
                                                              Year ended     through
                                                              February 29,   February 28,
                                                              2000           1999
                                                              -------------- --------------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the periods for:
   Interest                                                   $           -  $           -
   Income Taxes                                               $           -  $           -


Supplementary information on Non-Cash Investing and Financing Activities:
 During 1998, a stockholder paid a total of $189,240 on behalf of the Company for:

   Legal Fees                                                                $      14,680
   Research and Development Costs                                                   18,000
   Licensing Fees                                                                   20,000
   Customer Lists                                                                  136,560
                                                                             --------------

                                                                             $     189,240
                                                                             ==============

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

                                  F6

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

                                  F7

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                  F8

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

February 28,
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

                                  F9

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                 F10

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                 F11

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                 F12

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has suffered a net loss of $1,056,964 and utilized $753,650 in cash for operations for the year ended February 29, 2000. The inability of the Company to generate cash from operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is completing a private placement memorandum and upon receipt of the estimated net proceeds of $517,000 believes it will be able to complete anticipated sales orders, including the introduction of new products, with the infusion of additional working capital and sustain operations for twelve months. In addition, the Company will also pursue debt financing to supplement the equity financing if needed [See Notes 11A, 12B and 12C]. The continuation of the Company as a going concern is dependent upon the success of these plans.

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

                                 F13

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[11] Subsequent Events

[A] Private Placement Memorandum ["PPM"] - On March 23, 2000, the Company engaged a placement agent for an offering to sell up to 6 units, each unit consisting of one $100,000 convertible secured promissory 12% note and 50,000 warrants to purchase 50,000 shares of common stock at a price of $1.25 per share. The offering price is $100,000 per unit and the anticipated estimated net proceeds to the Company is $517,000. The promissory notes will mature on the earlier of (a) 6 months from the closing, (b) certain change of control events, (c) the closing of $2,000,000 of bridge financing or $5,000,000 of equity financing, or (d) the receipt and collection by the Company of $600,000 in accounts receivable [See Note 12C]. The promissory notes will be secured by the assets of the Company. The placement agent is entitled to a 10% commission for all units sold, a 2 1/2% non-accountable expense allowance and warrants for 10,000 shares of common stock exercisable at $1.25 for a period of five years. The Company has received gross proceeds of approximately $400,000 from this offering as of April 4, 2000. The Company anticipates this offering will help sustain the Company's growth. Total fair value of the equity instruments issued will be charged to operations over the life of the related debt.

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

[B] Additional Financing - The Company has received additional net proceeds of approximately $122,000 from a private placement [See Note 11A] and debt financing from two officers of approximately $176,000 between April 5 and May 31, 2000. As of July 19, 2000, the Company has repaid $133,500 of the officers loans.

[C] Private Placement Memorandum - The Company has repaid as of May 31, 2000 the $600,000 the convertible notes from the private placement memorandum.

[D] In July of 2000, the Company is negotiating an amendment to the royalty agreement that is expected to be finalized within 90 days [See Note 3B].

[13] New Authoritative Accounting Pronouncements

The Financial Accounting Standard Board ["FASB"] has issued Statement of Financial Accounting Standards No. 133 ["SFAS No. 133"], "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging

                                 F14

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[13]  New Authoritative Accounting Pronouncements [Continued]

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

                                 F15