Form 10KSB/A
period 2000-02-29
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-08-15
CIK 1096617

Securities and Exchange Commission
                           Washington, D. C.  20549
                               _______________

                                Form 10-KSB/A
                               Amendment No. 3

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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State issuer's revenue for its most recent fiscal year $921,381.

As of May 15, 2000 the registrant had 13,832,000 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was 5,350,800.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              Table of Contents

                                    PART I

Item 1: Description of Business ...........................................3
Item 2: Description of Property ...........................................10
Item 3: Legal Proceedings .................................................10
Item 4: Submission of Matters to a vote of Security Holders................11

                                   PART II

Item 5: Market for Common Equity and Related Stockholder Matters...........11
Item 6: Management's Discussion and Analysis or Plan of Operations.........12
Item 7: Financial Statements...............................................16
Item 8: Changes in and Disagreements With Accounts on
        Accounting and Financial Disclosure................................16

                                   PART III

Item 9:  Directors, Executive Officers, Promoters, and Control Persons,
          Compliance With Section 16(a) of the Exchange Act................17
Item 10: Executive Compensation............................................18
Item 11: Security Ownership of Certain Beneficial Owners and Management....18
Item 12: Certain Relationships and Related Transactions....................19

                                   PART IV

Item 13: Exhibits and Reports on Form 8-K..................................20

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

     We have a short operating history, recorded a net operating loss of $956,984 for the year ended February 29, 2000, have an accumulated deficit of $997,664 and used $753,650 net cash for operations for the fiscal year ended February 29, 2000. These factors raise substantial doubt about our ability to continue as a going concern. This fact is reported by our independent auditor Moore Stephens, P.C.

Business

     Interactive Marketing is engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitate the design and manufacture of products and develop market strategies for such products. Our goal is to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we may contract with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We manage all phases of our direct marketing programs and retail marketing for the products we sell, including:

       *   Product selection, testing and development
       *   Securing all necessary or appropriate rights to the product
       * Supervision of the manufacturing process, quality control and packaging
       *   Production and broadcast of infomercials and commercials
       *   In-bound telemarketing, order fulfillment and customer service
       *   Print advertisements

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

     Power-Ti-Pod.
     -------------

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

     Putterball.
     ----------

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

     Tom House Physical Fitness. In December of 1999 Interactive Marketing and Tom House signed a letter of intent to market Dr. House's fitness products. Tom House is a retired major-league pitcher who has a Ph.D. in psychology and he is an consultant, performance analyst and sports psychologist, and is a trainer of elite athletes. We anticipate that the Tom House Physical Fitness products will include training equipment that weighs less than one pound, training tapes and nutritional supplements which will provide body development necessary for a person's needs whether at home, the office or while traveling. The nutritional supplements have been formulated and we anticipate they will be available in the last quarter of 2000. We hope to create a continuity package with Tom House where the customer can call an "800" number and receive answers for any questions regarding the fitness products. We currently are producing the Tom House infomercial and hope to launch this product line after the holidays, which we believe is the peak time for physical fitness products.

     EFL Fishing Lure. The EFL Fishing Lure is a patented latex plastic in the shape of a fish developed by actor, Chris Atkins (known for his performance in Blue Lagoon) and five motion picture special effects people. When the EFL Fishing Lure is put over a crank bait the bait feels like a fish and moves like a fish. Chris Atkins will be the spokesman for the EFL Fishing Lure and we anticipate using many of the recognized pro fishermen along with celebrities that love to fish as spokespersons. We have incurred through February 1999 approximately $35,500 in costs for the production of a 30 minute infomercial and are in the editing stage of the infomercial. We have created a logo and we plan to begin production of the product in foreign countries.
We plan to use a retail package consisting of a unique type of tackle box with several types of baits and hooks. We expect the retail price to be $29.95.
We anticipate receiving samples of this product within the next 90 days and if the samples meet with our approval, we hope to begin production of this product line within the next year.

     Universal Wrench. In January of 2000 we entered into a sales and distribution agreement with Lacrex SA of Switzerland which granted us the exclusive North America rights to market the Lacrex Universal Wrench. This wrench can loosen a range of nuts and bolts and can take the place of a full set of wrenches at a fraction of the cost. The head of the wrench has a range of 180 degrees giving it the ability to get into difficult locations. We are currently test marketing this product to determine if we will proceed with its marketing. In the event we decide to move forward with the marketing we have agreed to purchase 300,000 units during the first year and additional purchases are required in subsequent years to renew this agreement.

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

     Quarter Ended               High               Low
     ----------------          -------            --------
     May 31, 1999              $ 7.875            $ 0.0625
     August 31, 1999             4.0625             2.00
     November 30, 1999           2.6875             0.75
     February 29, 2000           1.9375             0.75

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

Liquidity and Capital Resources

      We have funded our cash requirements primarily through loans and private placements of equity securities. We did not post revenues for the 1999 fiscal year and have experienced cumulative operating losses since our inception of approximately $1,000,000 through the 2000 fiscal year. For the fiscal year ended February 29, 2000 we recorded $252,266 in cash with $508,698 total current assets and $584,424 total current liabilities. For the 2000 fiscal year we used $753,650 net cash for operating activities and we posted a $0.05 net loss per share.

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

     Starting in March of 2000 we conducted a private placement offering for an aggregate offering price of $600,000. We offered 6 units to accredited investors for $100,000 each. Each unit consisted of one $100,000 convertible secured promissory note at 12% per annum and 50,000 warrants to purchase 50,000 shares of our common stock at $1.25 per share. On May 31, 2000 the notes matured pursuant to the terms of the private placement and we repaid the $600,000 obligation from this private placement.

     In April and May of 2000 we received a total of $176,000 in loans from two officers. Mr. Haehn loaned us $100.000 and Mr. Lang loaned us $76,000.
We intend to repay these loans based on the terms of 90 days with 10% interest and we have repaid $133,500 to the officers as of July 19, 2000. (See, "Certain Relationships and Related Transactions," below).

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

     Financing
     ---------

     During our last quarter, we received short term loans from our officers which allowed us to complete sales orders, however, we currently do not anticipate seeking additional loans from these individuals within the next twelve months. As of July 14, 2000, we have approximately $900,000 from collection of our accounts receivable in our cash account and we anticipate additional proceeds from the remaining accounts receivable.

     For the 2001 fiscal year, we expect revenues to be the primary source of funding for operations. We anticipate that revenues will increase as a result of continued sales of our current products and anticipated sales from our new products. These revenues will be offset by such expenses as production costs, royalties and fulfillment costs. We hope to finalize an investment by an unrelated third party of roughly $900,000 in the EFL Fishing Lure product. Management believes this investment will allow us to introduce this product within the 2000 calendar year. We are also in the process of developing marketing programs for at least four new products which we hope to introduce within the next fiscal year. Our management is reviewing various product cost bids and is discussing with major retailers the selling of these new products.

     In the event revenues are insufficient to fund our operations, management contemplates that additional capital will be provided by private placements of our common stock or debt financing. We intend to complete any private placements pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. However, our common stock listing has been removed from the OTC Bulletin Board and listed on the National Quotation Bureau Pink Sheets. Our trading market and our ability to raise capital through equity may be adversely affected by this change. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

     We anticipate that our long term liquidity sources will be primarily product revenues. New products and expanded sales channels for our current products hopefully will provide the necessary revenues to fund operations.

Also, management expects that we will add to our revenue source through banner stream income from Internet advertisers. Banner stream advertising refers to the ads that appear on Internet Web sites. Management hopes to create a Web site that will become a primary source of such banner stream income by early 2001. In the event revenues are insufficient to fund our operations, management expects to rely on sales of our common stock and/or debt financing for needed funds.

Results of Operations

     The following table summarizes our operations for the year ended February 29, 2000 and the period from inception through February 28, 1999.

                                                          From inception
                                                          (April 21, 1998)
                                     Year ended           through
                                     February 29, 2000    February 28, 1999
                                     -------------------  -------------------
Revenues                             $      891,381                      -
Costs of Sales                              448,699                      -
Gross profit                                442,682                      -

Costs and Expenses
   Payroll & related costs                  413,070                      -
   General & Administrative                 212,932                      -
   Advertising & Media Buys                 203,397                      -
   Royalties                                141,000                      -
   Promotional Sales                        100,000                      -
   Selling Expenses                          69,561                      -
   Consulting Fees - Related Party           33,333                      -
   Travel & Entertainment                   147,519                      -
   Professional fees                        115,105                 22,680
   Depreciation and Amortization             83,829                      -
   Research &  Development                    5,700                 18,000
   Interest Expense - Related Party           4,200                      -
   Equity in net earnings of
     joint ventures                         (30,000)                     -

Total Costs and Expenses                  1,499,646                 40,680
Minority Interest                            99,980                      -
Operating (Loss)                           (956,984)               (40,680)

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

     Costs and expenses were $1,499,646 for the 2000 fiscal year compared to $40,680 for 1999 fiscal year. The 1999 fiscal year expenses included professional fees of $115,105 for legal and accounting fees and $18,000 for research and development costs. We commenced our operations during the 2000 fiscal year and $626,002, or 41.7%, of these costs were related to payroll and general and administrative costs. Advertising and media buys, selling expenses, promotional sales and royalties accounted for $513,958, or 34.3%, of our costs and expenses. $55,000 of the total depreciation and amortization expenses of $83,829 were costs of filming, editing and producing infomercials for our products which costs were amortized over a two year period, its estimated useful life.

     Our loss from operations was $956,984 for the 2000 fiscal year compared to $40,680 for the period from April 21, 1998 (date of inception) through February 28, 1999. Our loss from operations prior to the interest of Vila Enterprises was $1,056,964.

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

a) Directors and Officers

Name                    Age          Position Held
--------               -----         -------------
Sandy Lang              54           President, Chief Executive Officer,
Director

Martin Goldrod          58           Secretary, Director

Gregory Haehn           54           Treasurer

Johnny Bench            51           Director

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

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                       ---------------------------------
Name and Principal Position     Year   Salary ($)      Bonus       Other
------------------------------- ------ --------------- ----------- ---------
Sandy Lang                       2000  $     131,250     $ 0         $ 0
President, CEO                   1999         50,000       0           0


Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts

     We have not entered into formal written employment agreements with our named officers and directors.


              ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             WNERS AND MANAGEMENT

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

                          CERTAIN BENEFICIAL OWNERS

                                        Common Stock Beneficially Owned
                                        -------------------------------
Name and Address of          Number of Shares of
Beneficial Owners            Common Stock                  Percentage of Class
------------------------     --------------------          ------------------
Planet Entertainment Corp            2,000,000                    14.4%
222 Highway 35
Middletown, New Jersey 07748

Navesink Venture Partners, LLC       3,000,000 (1)                21.6%
2 Bridge Avenue
Galleria Bldg. #6
Red Bank, New Jersey 07701

                                  MANAGEMENT

                                        Common Stock Beneficially Owned
                                        -------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock               Percentage of Class
-----------------------------  -------------------------- -------------------
Sandy Lang                         7,500,000 (2)                    42.0%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Martin Goldrod                      300,000 (3)                      2.1%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Gregory Haehn                        25,000 (4)                      *
2890 Attleboro Rd.
Shaker Heights, Ohio 44120

Johnny Bench                        200,000 (5)                      1.4%
324 Bisops Bridge
Cincinnati, Ohio 45255

All executive officers and
 directors as a group             8,025,000                         43.9%


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

     On May 8, 2000, Mr. Haehn, our Treasurer, loaned us $100,000. On May 17 and 30, 2000, Mr. Lang, our President, loaned us $46,000 and $30,000, respectively. We executed promissory notes with 10% interest for each loan and pursuant to the terms the note will mature upon receipt of certain accounts receivable, by July 31, 2000 or upon default, whichever occurs first. As of July 19, 2000, we have repaid an aggregate of $133,500 to these officers.


                                   PART IV

                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number   Description                                        Location

2.1               Agreement and Plan of Merger between
                  Interactive Marketing and Shur De Cor, Inc.,
                  dated March 24, 1999.                               (1)

3.1               Articles of Incorporation of Shur De Cor,
                  Inc., dated August 14, 1987                         (1)

3.2               Articles of Merger filed April 7, 1999.             (1)

3.3               Bylaws of Interactive Marketing                     (1)

10.1              Lease Agreement between E.P. Investments
                  and Interactive Marketing, dated May 10, 1999       (1)

10.2              Agreement between A2000 USA, Inc., and
                  Interactive Marketing, dated  June 1998.            (1)

10.3              Amended Operating Agreement of The Plumbers
                  Secret LLC, dated March 16, 1999.                   (1)

10.4              Service Agreement between Interactive
                  Marketing and B.V.T.V., Inc., dated March 11,
                  1999.                                               (1)

10.5              Form of promissory note between officers and
                  Interactive Marketing.                              (1)

16                Letter of agreement from Crouch, Bierwolf &
                  Chisholm, dated June 15, 2000                       (1)

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

            8/14/00
     Date _________________.          INTERACTIVE MARKETING TECHNOLOGY, INC.


                                      /s/ Sandy Lang
                              By: ______________________________________
                                  Sandy Lang, President, CEO and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of Interactive Marketing and in the capacities and on the dates indicated.


         8/14/00                     /s/ Sandy Lang
Date: _____________________   By: __________________________________
                                  Sandy Lang, President, CEO and Director



         8/14/00                    /s/ Martin Goldrod
Date: _____________________   By: ______________________________________
                                   Martin Goldrod, Secretary, Director


       8/14/00                     /s/ Gregory Haehn
Date: ___________________     By:____________________________________
                                   Gregory Haehn, Treasurer

INTERACTIVE MARKETING TECHNOLOGY, INC.
__________________________________________________________________________

INDEX TO FINANCIAL STATEMENTS
___________________________________________________________________________



Interactive Marketing Technology, Inc.:

Report of Independent Auditors............................................F-1

Consolidated Balance Sheet as of February 29, 2000........................F-2

Consolidated Statements of Operations for the year ended
February 29, 2000 and for the period April 21, 1998
[date of inception] through February 28, 1999.............................F-3

Consolidated Statements of Stockholders' Equity for the
year ended February 29, 2000 and for the period April 21, 1998
[date of inception] through February 28, 1999.............................F-4

Consolidated Statements of Cash Flows for the year ended
February 29, 2000 and for the period April 21, 1998
[date of inception] through February 28, 1999.......................F-5 - F-6

Notes to Consolidated Statements....................................F-7 - F-14

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



/s/ Moore Stephens, P.C.


MOORE STEPHENS, P.C.
Certified Public Accountants.

Cranford, New Jersey
April 1, 2000 [Except as to Note 11A
as to which the date is April 4, 2000]

INTERACTIVE MARKETING TECHNOLOGY, INC.
___________________________________________________________________________

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 2000.
___________________________________________________________________________



Assets:
Current Assets:
  Cash                                                           $   252,266
  Accounts Receivable - [Net of Allowance of $1,000]                   6,246
  Inventory                                                          164,224
  Prepaid Expenses                                                    20,475
  Other Current Assets                                                65,487
                                                                 ------------

  Total Current Assets                                               508,698
                                                                 ------------
Fixed Assets - At Cost [Net of Accumulated
 Depreciation of $8,779]                                              70,209
                                                                 ------------
Other Assets:
  Master Recording Rights - Music Catalogues                         600,000
  Customer List [Net of Accumulated Amortization of $16,000]         120,560
  Infomercial Costs [Net of Accumulated Amortization of $55,000]     139,416
  Licensing Fees [Net of Accumulated Amortization of $2,300]          17,700
  Patents [Net of Accumulated Amortization of $1,750]                 13,250
  Deposits and Other Assets                                          104,687
  Receivable - Related Party                                          49,980
                                                                 ------------

  Total Other Assets                                               1,045,593
                                                                 ------------

  Total Assets                                                   $ 1,624,500
                                                                 ============

Liabilities and Stockholders' Equity:
Current Liabilities:
  Promotional Allowances                                         $   375,000
  Accounts Payable                                                   134,424
  Accrued Royalties                                                   75,000
                                                                 ------------

  Total Current Liabilities                                          584,424
                                                                 ------------
Long-Term Liabilities:
  Note Payable - Stockholder [6E]                                     54,200
                                                                 ------------
Commitments & Contingencies [3]                                            -
                                                                 ------------
Minority Interest [3A]                                                     -
                                                                 ------------
Stockholders' Equity:
  Common Stock, Par $.001, 60,000,000 Shares Authorized,
  13,832,000 Shares Issued and Outstanding                            13,832

  Paid-in Capital                                                  1,969,708

  Accumulated Deficit                                               (997,664)
                                                                 ------------

  Total Stockholders' Equity                                         985,876
                                                                 ------------

  Total Liabilities and Stockholders' Equity                     $ 1,624,500
                                                                 ============

See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
____________________________________________________________________________

CONSOLIDATED STATEMENTS OF OPERATIONS
____________________________________________________________________________


                                                                For the Period
                                                                April 21, 1998
                                                                [Date of
                                                                Inception]
                                                  Year ended    through
                                                  February 29,  February 28,
                                                  2000          1999
                                                  ------------- --------------
Net Revenues                                      $    891,381  $           -

Cost of Good Sold                                      448,699              -
                                                  ------------- --------------

Gross Profit                                           442,682              -
                                                  ------------- --------------
Costs and Expenses:
  Payroll and Related Costs                            413,070              -
  General and Administrative Costs                     212,932              -
  Advertising and Media Buys                           203,397              -
  Promotional Sales - Minority Member [3A]             100,000              -
  Royalties                                            141,000              -
  Selling Expenses                                      69,561              -
  Consulting Fees - Related Party                       33,333              -
  Travel and Entertainment                             147,519              -
  Professional Fees                                    115,105         22,680
  Depreciation and Amortization                         83,829              -
  Research and Development Costs                         5,700         18,000
  Interest Expense - Related Party                       4,200              -
  Equity in Net Earnings of Joint Ventures [3F][3H]    (30,000)             -
                                                  ------------- --------------

  Total Costs and Expenses                           1,499,646         40,680
                                                  ------------- --------------

  [Loss] from Operations Before Minority Interest   (1,056,964)       (40,680)

Minority Interest [3A]                                  99,980              -
                                                  ------------- --------------

  [Loss] from Operations                          $   (956,984) $     (40,680)
                                                  ============= ==============

  Net [Loss] Per Share - Basic                    $       (.05) $           -
                                                  ============= ==============
  Weighted Average Number of
  Shares Outstanding                                17,912,084     18,606,000
                                                  ============= ==============


See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
___________________________________________________________________________

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
___________________________________________________________________________




                                                                                     Total
                                     Common Stock           Paid-in   Accumulated  Stockholders'
                                  Shares        Amount      Capital    Deficit       Equity
                              ------------- ------------ ------------ ------------ -------------
Balance at March 1, 1998         6,202,000  $     6,202  $    (6,202) $         -  $          -

Issuance of Common Stock
in Share Exchange [6B]          12,404,000       12,404      (12,154)           -           250

Additional Contributions -
April 21, 1998 through
February 28, 1999 [4A]                   -            -      189,240            -       189,240

Net [Loss] for the period
April 21, 1998 through
February 28, 1999                        -            -            -      (40,680)      (40,680)
                              ------------- ------------ ------------ ------------ -------------

Balance at February 28, 1999    18,606,000       18,606      170,884      (40,680)      148,810

Issuance of Common Stock
in April 1999 [6C]                 285,000          285      948,765            -       949,050

Issuance of Common Stock
in November 1999 [6C]              295,000          295      244,705            -       245,000

Shares Returned by Officers
and Cancelled November 1999
[6D]                            (5,354,000)      (5,354)       5,354            -             -

Issuance of Common Stock
in November 1999 for
Acquisition of Master
Recording Rights                 2,000,000        2,000      598,000            -       600,000

Shares Returned by Officer and
Cancelled January 2000 [6D]     (2,000,000)      (2,000)       2,000            -             -

Net [Loss] for the
period March 1, 1999 through
February 29, 2000                        -            -            -     (956,984)     (956,984)
                              ------------- ------------ ------------ ------------ -------------

Balance at February 29, 2000    13,832,000  $    13,832  $ 1,969,708  $  (997,664) $    985,876
                              ============= ============ ============ ============ =============



See Notes to Consolidated Financial Statements.

                                     F-4

INTERACTIVE MARKETING TECHNOLOGY, INC.
_________________________________________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________


                                                                      For the Period
                                                                      April 21, 1998
                                                                      [Date of
                                                                      Inception]
                                                        Year ended    through
                                                        February 29,  February 28,
                                                        2000          1999
                                                        ------------- --------------
Operating Activities:
  Net [Loss]                                            $   (956,984) $     (40,680)
                                                        ------------- --------------
  Adjustments to Reconcile Net [Loss] to Net Cash
    [Used for] Operating Activities:
    Depreciation and Amortization                             83,829              -
    Minority Interest                                        (99,980)

    Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable - Net                               (6,246)        14,680
      Inventory   (164,224)  18,000
      Prepaid Expenses and Other Current Assets              (85,982)             -
      Deposits and Other Assets                             (104,687)             -

    Increase [Decrease] in:
      Accounts Payable                                       126,424          8,000
      Promotional Allowances                                 375,000              -
      Accrued Royalties                                       75,000              -
      Accrued Interest - Stockholder                           4,200              -
                                                        ------------- --------------

      Total Adjustments                                      203,334         40,680
                                                        ------------- --------------

Net Cash - Operating Activities                             (753,650)             -
                                                        ------------- --------------
Investing Activities:
  Patents                                                    (15,000)             -
  Fixed Assets                                               (78,988)             -
  Infomercial Costs                                          (94,416)             -
  Advance to Related Party                                   (49,980)             -
                                                        ------------- --------------

  Net Cash - Investing Activities                           (238,384)             -
                                                        ------------- --------------
Financing Activities:
  Proceeds from Common Stock                               1,194,050            250
  Advance from Stockholder                                    (5,000)         5,000
  Loan from Stockholder                                       50,000              -
                                                        ------------- --------------

  Net Cash - Financing Activities                          1,239,050          5,250
                                                        ------------- --------------

  Net Increase in Cash                                       247,016          5,250

Cash - Beginning of Periods                                    5,250              -
                                                        ------------- --------------

Cash - End of Periods                                   $    252,266  $       5,250
                                                        ============= ==============

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


See Notes to Consolidated Financial Statements.


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


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

Net [Loss] Per Share - Net [loss] per share is based on the weighted average number of shares outstanding, reflecting the shares issued in the transaction
[See Note 6B] and the shares reacquired and canceled [See Note 6D]. FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting
Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS.
SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS
No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company adopted SFAS No. 128. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. As of February 29, 2000, the Company had no potentially dilutive securities that would be included in the computation of diluted earnings per share. Such dilutive securities if issued could dilute EPS in future years.

Investment in Joint Ventures - Joint ventures, in which the Company has a 50% or less interest, are accounted for under the equity method.



INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
___________________________________________________________________________

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

Inventory - Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. The breakdown of the inventory is as follows:

Supplies                   $     30,800
Furnished Goods                 133,424
                           -------------

Total                      $    164,224
                           =============

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


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
___________________________________________________________________________

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

On March 16, 1999, Interactive entered into an amendment of the operating agreement for the limited liability company.  The initial capital contribution by both members was approximately $100,000 each.  Interactive committed to lending the limited liability company up to $150,000.  As of February 29,
2000, $415,135 was owed by Plumber's Secret, LLC to Interactive.  Interactive is entitled to receive a preferred return on its capital contribution.  Under a service agreement, $100,000 was to be paid to the other limited liability member [Vila Enterprises, LLC] for advertising and promoting the product in an infomercial.  In lieu of being paid $100,000 for the services rendered, the initial capital contribution of $99,980 was satisfied by the performance of promotional services rendered by the minority member valued at $100,000.  As of February 29, 2000, the Plumber's Secret, LLC incurred a net loss from operations of approximately $475,000.  Pursuant to the agreement, the first
$100,000 in losses from the limited liability company has been allocated for tax purposes to Vila Enterprises and then the remainder will be allocated to
the members according to the terms of the first agreement.   Although the
minority interest portion of the February 29, 2000 loss is approximately
$237,000, only the initial contribution of the minority member of $99,980, has been allocated to the minority partner for financial statement purposes, as there is no obligation of the minority member to make good for such losses as defined under the operating agreement.  Therefore, as of February 29, 2000, there is no minority interest on the balance sheet as the initial capitalization has been absorbed by the allocated minority member's loss of
$99,980. Future profits will be distributed 50/50 after the accumulated losses are offset.  During the year ended February 29, 2000, the Company advanced
$49,980 to a shareholder in the limited liability company.

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


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
____________________________________________________________________________

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


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
____________________________________________________________________________


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

                                 F-14

