Form 10QSB/A
period 2000-05-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-08-15
CIK 1096617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1

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

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations......18


                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds........................21

Item 5: Other Information................................................21

Item 6:  Exhibits and Reports filed on Form 8-K .........................22

Signatures...............................................................23

                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________


  Independent Accountant's Review Report...................................F-1

  Consolidated Balance Sheet as of May 31, 2000 [Unaudited]................F-2

  Consolidated Statements of Operations for the three months ended May 31, 2000 and 1999 [Unaudited].................................F-3

  Consolidated Statements of Stockholders' Equity for the three months ended May 31, 2000 [Unaudited] and the fiscal year
    ended February 29, 2000 [Audited]......................................F-4

  Consolidated Statements of Cash Flows for the three months ended May 31, 2000 and 1999 [Unaudited]................................F-5

  Notes to Consolidated Statements.........................................F-6

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


MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
July 10, 2000

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2000.
[UNAUDITED]


Assets:
Current Assets:
  Cash                                                            $    20,892
  Accounts Receivable - [Net of Allowance of $75,000]               2,137,554
  Inventory                                                           233,048
  Prepaid Expenses                                                     23,000
  Other Current Assets                                                106,811
                                                                  ------------

  Total Current Assets                                              2,521,305
                                                                  ------------

Fixed Assets -At Cost [Net of Accumulated Depreciation of $13,835]    124,603
                                                                  ------------
Other Assets:
  Master Recording Rights - Music Catalogues                          600,000
  Customer List [Net of Accumulated Amortization of $22,800]          113,760
  Infomercial Costs [Net of Accumulated Amortization of $79,000]      115,416
  Licensing Fees [Net of Accumulated Amortization of $3,300]           16,710
  Patents [Net of Accumulated Amortization of $2,500]                  12,500
  Deposits and Other Assets                                            75,113
  Receivable - Related Party                                           49,980
                                                                  ------------

  Total Other Assets                                                  983,479
                                                                  ------------

Total Assets                                                      $ 3,629,387
                                                                  ============
Liabilities and Stockholders' Equity:
Current Liabilities:
  Promotional and Return Allowances                               $   501,000
  Accounts Payable and Accrued Liabilities                          1,153,340
  Accrued Royalties                                                   540,000
  Due to Stockholders                                                 176,000
                                                                  ------------

  Total Current Liabilities                                         2,370,340
                                                                  ------------
Long-Term Liabilities:
  Note Payable - Stockholder                                           55,450
                                                                  ------------

Commitments and Contingencies                                               -
                                                                  ------------

Minority Interest [3A]                                                      -
                                                                  ------------
Stockholders' Equity:
  Common Stock, Par $.001, 60,000,000 Shares Authorized,
  13,832,000 Shares Issued and Outstanding                             13,832

  Paid-in Capital                                                   2,019,708

  Accumulated Deficit                                                (829,943)
                                                                  ------------

  Total Stockholders' Equity                                        1,203,597
                                                                  ------------

  Total Liabilities and Stockholders' Equity                      $ 3,629,387
                                                                  ============

See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                                        Three months ended
                                                              May 31,
                                                        2000         1999
                                                   ------------- -------------
Net Revenues                                       $  2,786,942  $          -

Cost of Good Sold                                     1,467,561             -
                                                   ------------- -------------

  Gross Profit                                        1,319,381             -
                                                   ------------- -------------
Costs and Expenses:
  Payroll and Related Costs                             118,610        47,415
  General and Administrative Costs                       81,844        64,961
  Advertising and Media Buys                            111,340        42,697
  Royalties                                             480,000             -
  Bad Debt Expense                                       75,000             -
  Selling Expenses                                       10,653             -
  Consulting Fees - Related Party                             -        16,666
  Travel and Entertainment                               51,369        63,765
  Professional Fees                                      55,403        24,577
  Depreciation and Amortization                          37,596             -
  Research and Development Costs                          3,595             -
  Interest Expense - Related Party                        1,250             -
  Debt Financing Costs                                   75,000             -
  Non-Cash Financing Cost -Warrants                      50,000             -
                                                   ------------- -------------

  Total Costs and Expenses                            1,151,660       260,081
                                                   ------------- -------------

Net Income [Loss]                                  $    167,721  $   (260,081)
                                                   ============= =============

Basic Earnings [Loss] Per Share                    $        .01  $       (.01)
                                                   ============= =============

Weighted Average Number of Shares                    13,832,000    18,606,000

Diluted Earnings [Loss] Per Share:
  Incremental Shares from Assumed Conversion of
   Options and Warrants                               8,675,000             -
                                                   ============= =============

Weighted Average Number of Shares Assuming Dilution  22,507,000    18,606,000
                                                   ============= =============

Diluted Earnings [Loss] Per Share                  $        .01  $       (.01)
                                                   ============= =============


See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]



                                                                                     Total
                                     Common Stock           Paid-in   Accumulated  Stockholders'
                                  Shares        Amount      Capital    Deficit       Equity
                              ------------- ------------ ------------ ------------ -------------
Balance at February 29, 2000    13,832,000  $    13,832  $ 1,969,708  $  (997,664) $    985,876

Warrants Issued in Connection
with Private Placement of
Convertible Debentures                   -            -       50,000            -        50,000

Net Income for the period
March 1, 2000 through
May 31, 2000                             -            -            -      167,721       167,721
                              ------------- ------------ ------------ ------------ -------------
Balance at May 31, 2000
[Unaudited]                     13,832,000  $    13,832  $ 2,019,708  $  (829,943) $  1,203,597
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

                                     F-5

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]



[2] Summary of Significant Accounting Policies [Continued]

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]


[2] Summary of Significant Accounting Policies [Continued]

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

Inventory - Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. The breakdown of the inventory as of May 31, 2000 is as follows:

Supplies              $     36,715
Finished Goods             196,333
                      -------------

  Total               $    233,048
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

[3]  Commitments and Contingencies

[A] Operating Agreement for The Plumber's Secret, LLC - Interactive 's subsidiary, Interactive's Plumber, Inc., entered into an operating agreement in February of 1999 whereby it acquired a 50.01% interest in the Plumber's Secret, LLC and all day-to-day management decisions of the operating entity are made by Interactive. Interactive shall be entitled to 10% of "net cash flow" as defined as a management fee. Interactive, as licensor, has assigned to the limited liability company a licensing agreement with A2000 USA, Inc. The other limited liability partner had the right to abandon its interest if sales from the product are less than $2,000,000 subsequent to the first year that the infomercial airs on the product, which was July 1999. Net sales generated from this product since inception [August 1999] has exceeded this threshold.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]


[3]  Commitments and Contingencies [Continued]

[A] Operating Agreement for The Plumber's Secret, LLC [Continued] - On March 16, 1999, Interactive entered into an amendment of the operating agreement for the limited liability company. The initial capital contribution by both members was approximately $100,000 each. Interactive committed to lending the limited liability company up to $150,000. As of February 29, 2000, $415,135 was owed by Plumber's Secret, LLC to Interactive. Interactive is entitled to receive a preferred return on its capital contribution. Under a service agreement, $100,000 was to be paid to the other limited liability member [Vila Enterprises, LLC] for advertising and promoting the product in an infomercial. In lieu of being paid $100,000 for the services rendered, the initial capital contribution of $99,980 was satisfied by the performance of promotional services rendered by the minority member valued at $100,000. As of February 29, 2000, the Plumber's Secret, LLC incurred a net loss from operations of approximately $475,000 and for the three months ended May 31, 2000 incurred a profit from operations of approximately $460,000. Pursuant to the agreement, the first $100,000 in losses from the limited liability company has been allocated for tax purposes to Vila Enterprises and then the remainder will be allocated to the members according to the terms of the first agreement.
Future profits are to be distributed 50/50 after the accumulated losses are offset. As a result, the accumulated net loss through May 31, 2000 is approximately $(15,000) and accordingly there is no minority interest members' share of the accumulated earnings. Although the minority interest portion of the February 29, 2000 loss is approximately $237,000, only the initial contribution of the minority member of $99,980, has been allocated to the minority partner for financial statement purposes, as there is no obligation of the minority member to make good for such losses as defined under the operating agreement. Therefore, as of February 29, 2000, there is no minority interest on the balance sheet as the initial capitalization has been absorbed by the allocated minority member's loss of $99,980. During the year ended February 29, 2000, the Company advanced $49,980 to a shareholder in the limited liability company.

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

February 28,
------------
  2001      $     66,000
  2002            68,000
  2003            70,000
  2004            72,000
  2005            39,000
           --------------

  Total     $    315,000
           ==============

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]


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

[K] Personal Service Agreement - In 1998, Interactive received the exclusive rights for product marketing whereby Interactive is to pay a 15% of royalty. Commencing April 1999, the Company paid $3,000 a month as a draw against the profit split on Tom House tapes, kits, and products. No sales have been recorded, therefore, these payments of $39,000 as of May 31, 2000 have been recorded as part of other assets on the balance sheet.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]


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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]


[6] Equity and Debt Transactions [Continued]

[G] Private Placement Memorandum ["PPM"] - On March 23, 2000, the Company engaged a placement agent for an offering to sell up to 6 units, each unit consisting of one $100,000 convertible secured promissory 12% note and 50,000 warrants to purchase 50,000 shares of common stock at a price of $1.25 per share. The offering price was $100,000 per unit and the net proceeds to the Company was approximately $517,000. The promissory notes would mature on the earlier of (a) 6 months from the closing, (b) certain change of control events, (c) the closing of $2,000,000 of bridge financing or $5,000,000 of equity financing, or (d) the receipt and collection by the Company of $600,000 in accounts receivable. The promissory notes were secured by the assets of the Company. The placement agent was entitled to a 10% commission for all units sold, a 22% non-accountable expense allowance and warrants for 10,000 shares of common stock exercisable at $1.25 for a period of five years. Total fair value of the equity instruments of approximately $50,000 were charged to operations in the three months ended May 31, 2000 as a non-cash financing cost. The Company has repaid as of May 31, 2000 the convertible promissory notes of $600,000 and recording financing costs of approximately $75,000.

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]


[9] Going Concern [Continued]

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

Results of Operations

     The following table summarizes our operations for the first quarter ended March 31, 2000 and 1999.

                                            Three month period ended

                                          May 31, 1999    May 31, 2000
                                          --------------  -------------
Net Revenues                                     -          2,786,942

Costs of Sales                                   -          1,467,561

Gross profit                                     -          1,319,381

Total Costs and Expenses                      260,081       1,151,660

Operating Income (Loss)                      (260,081)        167,721

First Quarter 2001 Compared to First Quarter 2000
-------------------------------------------------

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

Liquidity and Capital Resources

     We have funded our cash requirements primarily through short term loans from two officers and net proceeds from private placements of convertible promissory notes of approximately $517,000. We did not post revenues for the 2000 fiscal year and have an accumulated deficit of $829,943 through May 31, 2000. For the fiscal year ended February 29, 2000, we recorded $252,266 in cash with $508,698 total current assets and $584,424 total current liabilities; compared to $20,892 in cash, $2,521,305 total current assets and $2,370,340 total current liabilities for the first quarter of 2001. We recorded a basic earning per share of $.01 for the 2001 first quarter.

     For the first quarter of 2001 we used $265,414 in cash for operating activities compared to $412,618 of cash in the first 2000 quarter.

     Net cash provided by financing activities for the first quarter of 2001 was $93,000 compared to $1,059,961 for the 2000 first quarter. In April and May of 2000 we received a total of $176,000 in loans from two officers. Mr. Haehn loaned us $100,000 and Mr. Lang loaned us $76,000. We repaid approximately $134,000 of these loans as of July 19, 2000. Sale of our common stock in the 2000 quarter provided net proceeds of $949,050 from the sale of 285,000 shares to two accredited investors in April of 1999.

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


              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part I: Exhibits.

     Exhibit #     Description                                   Location
    -----------    ------------                                  --------

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



                              INTERACTIVE MARKETING TECHNOLOGY, INC.



Date:   August 14, 2000        By: /s/ Sandy Lang
                                  ----------------------------
                                       Sandy Lang, President