Form 10KSB/A
period 2000-02-29
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-08-23
CIK 1096617

Securities and Exchange Commission
                           Washington, D. C.  20549
                               _______________

                                Form 10-KSB/A
                               Amendment No. 4

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

                                   PART III

Item 9:  Directors, Executive Officers, Promoters, and Control Persons,
         Compliance With Section 16(a) of the Exchange Act..................17
Item 10: Executive Compensation............................................18
Item 11: Security Ownership of Certain Beneficial Owners and Management....18
Item 12: Certain Relationships and Related Transactions....................19

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

27                Financial Data Schedule                      Filed
                                                               August 15, 2000


_______________________

     (1) Incorporated by reference to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, who is duly authorized.

            8/22/00
     Date _________________.          INTERACTIVE MARKETING TECHNOLOGY, INC.


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


         8/22/00                     /s/ Sandy Lang
Date: _____________________   By: __________________________________
                                  Sandy Lang, President, CEO and Director



         8/22/00                    /s/ Martin Goldrod
Date: _____________________   By: ______________________________________
                                   Martin Goldrod, Secretary, Director


         8/22/00                    /s/ Gregory Haehn
Date: ___________________     By:____________________________________
                                   Gregory Haehn, Treasurer

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

The accompanying consolidated financial statements have been prepared assuming that Interactive will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, Interactive suffered a net loss of $956,984 and utilized $753,650 in cash for operations for the year ended February 29, 2000. These factors raise substantial doubt about Interactive's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

     In fiscal 1999, the Company's minority shareholder's contribution of $99,980 was exchanged for the application of a $100,000 promotional fee due to him under a service agreement. These amounts were credited to paid-in capital and capitalized as infomercial costs. Although the minority interest portion of the February 29, 2000 loss is approximately $237,000, only the initial contribution of the minority member of $99,980, has been allocated to the minority partner for financial statement purposes, as there is no obligation of the minority member to make good for such losses as defined under the operating agreement. Therefore, as of February 29, 2000, there is no minority interest on the balance sheet as the initial capitalization has been absorbed by the allocated minority member's loss of $99,980 [See Note 3A].


See Notes to Consolidated Financial Statements.


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________


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


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
______________________________________________________________________________

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

Inventory - Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. The breakdown of the inventory is as follows:

Supplies                 $     30,800
Furnished Goods               133,424
                         ------------
Total                    $    164,224
                         ============

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


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
______________________________________________________________________________

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


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
______________________________________________________________________________

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

The Company has suffered a net loss of $956,984 and utilized $753,650 in cash for operations for the year ended February 29, 2000. The inability of the Company to generate cash from operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
The Company is completing a private placement memorandum and upon receipt of the estimated net proceeds of $517,000 believes it will be able to complete anticipated sales orders, including the introduction of new products, with the infusion of additional working capital and sustain operations for twelve months. In addition, the Company will also pursue debt financing to supplement the equity financing if needed [See Notes 11A, 12B and 12C]. The continuation of the Company as a going concern is dependent upon the success of these plans.

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


INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
______________________________________________________________________________


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


