Form 10QSB/A
period 2000-05-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-08-23
CIK 1096617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 2

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
                                                                  ============= =============

Supplemental information on Non-cash Investing and Financing Activities:

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



See Notes to Consolidated Financial Statements.

                                     F-5

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
______________________________________________________________________________

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
______________________________________________________________________________

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
_____________________________________________________________________________


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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
_____________________________________________________________________________


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
                 =============

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]

______________________________________________________________________________

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
_____________________________________________________________________________

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
_____________________________________________________________________________


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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
_____________________________________________________________________________

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

The Company suffered a net loss of $956,984 and utilized $753,650 in cash for operations for the year ended February 29, 2000. The inability of the Company to generate cash from operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements did not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company completed a private placement memorandum and upon receipt of the estimated net proceeds of $517,000 believes it will be able to complete anticipated sales orders, including the introduction of new products, with the infusion of additional working capital and sustain operations for twelve months. In addition, the Company will also pursue debt financing to supplement the equity financing if needed [See Notes 6G and 6I]. The continuation of the Company as a going concern is dependent upon the success of these plans.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
_____________________________________________________________________________

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


     .   .   .   .   .   .   .   .   .   .

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

     27          Financial Data Schedule               Filed August 15,2000

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



                              INTERACTIVE MARKETING TECHNOLOGY, INC.



Date:   August 22, 2000        By: /s/ Sandy Lang
                                  ----------------------------
                                       Sandy Lang, President