Form 10QSB
period 2000-08-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2000-10-18
CIK 1096617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

     For Quarter Ended: August 31, 2000

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

    As of October 2, 2000, the Registrant had a total of 15,873,667 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations......20


                          PART II: OTHER INFORMATION

Item 5: Other Information................................................23

Item 6:  Exhibits and Reports filed on Form 8-K..........................24

Signatures...............................................................25

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    INTERACTIVE MARKETING TECHNOLOGY, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Independent Accountant's Review Report................................F-1

    Consolidated Balance Sheet as of August 31, 2000 [Unaudited]..........F-2

    Consolidated Statements of Operations for the six and three months ended August 31, 2000 and 1999 [Unaudited]...................F-3

    Consolidated Statements of Stockholders' Equity for the six
      months ended August 31, 2000 [Unaudited] and the fiscal year ended February 29, 2000 [Audited]...................................F-4

    Consolidated Statements of Cash Flows for the six and three months ended August 31, 2000 and 1999 [Unaudited]...................F-5

    Notes to Consolidated Statements......................................F-6

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Interactive Marketing Technology, Inc.


      We have reviewed the accompanying consolidated balance sheet of Interactive Marketing Technology, Inc. as of August 31, 2000, and the related consolidated statement of stockholders' equity for the six months ended August 31, 2000, cash flows for the six months ended August 31, 2000 and 1999, and the related consolidated statements of operations for the six and three months ended August 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

                                   /s/ Moore Stephens, PC

                                   MOORE STEPHENS, P. C.
                                   Certified Public Accountants

Cranford, New Jersey
October 6, 2000
                                     F-1

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2000.
[UNAUDITED]


Assets:
Current Assets:
  Cash                                                    $      254,350
  Accounts Receivable - Net                                        2,000
  Inventory                                                      227,974
  Prepaid Expenses                                                24,826
  Other Current Assets                                           129,907
                                                           --------------

  Total Current Assets                                           639,057
                                                           --------------
Fixed Assets - At Cost [Net of Accumulated
    Depreciation of $21,648]                                     161,001
                                                           --------------
Other Assets:
  Master Recording Rights - Music Catalogues                     600,000
  Customer List [Net of Accumulated Amortization of $30,000]     106,560
  Infomercial Costs [Net of Accumulated Amortization
    of $103,000]                                                  91,416
  Licensing Fees [Net of Accumulated Amortization of $4,290]      15,720
  Patents [Net of Accumulated Amortization of $3,250]             11,750
  Deposits and Other Assets                                      299,291
  Receivable - Related Party                                      49,980
                                                           --------------

  Total Other Assets                                           1,174,717
                                                           --------------

  Total Assets                                             $   1,974,775
                                                           ==============
Liabilities and Stockholders' Equity:
Current Liabilities:
  Promotional and Return Allowances                        $     375,000
  Accounts Payable and Accrued Liabilities                       319,005
  Accrued Royalties                                              540,000
                                                           --------------

  Total Current Liabilities                                    1,234,005
                                                           --------------
Long-Term Liabilities:
  Note Payable - Stockholder                                      56,400
                                                           --------------

Commitments and Contingencies                                          -
                                                           --------------

Minority Interest [3A]                                                 -
                                                           --------------
Stockholders' Equity:
  Common Stock, Par $.001, 60,000,000 Shares Authorized,
    13,832,000 Shares Issued and Outstanding [12]                 13,832

  Paid-in Capital                                              2,064,708

  Accumulated Deficit                                         (1,394,170)
                                                           --------------

  Total Stockholders' Equity                                     684,370
                                                           --------------

  Total Liabilities and Stockholders' Equity               $   1,974,775
                                                           ==============

See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                           Six months ended            Three months ended
                                              August 31,                   August 31,
                                      --------------------------- ---------------------------
                                         2000            1999           2000        1999
                                      ------------- ------------- ------------- -------------
Net Revenues                          $  2,887,087  $    157,684  $    100,145  $    157,684

Cost of Good Sold                        1,558,042       237,670        90,481       237,670
                                      ------------- ------------- ------------- -------------

  Gross Profit                           1,329,045       (79,986)        9,664       (79,986)
                                      ------------- ------------- ------------- -------------
Costs and Expenses:
  Payroll and Related Costs                235,698       202,119       117,088       154,704
  General and Administrative Costs         181,133        85,384        99,289        20,423
  Advertising and Media Buys               185,886        76,099        74,546        33,402
  Royalties                                530,000             -        50,000             -
  Bad Debt Expense                          75,400             -           400             -
  Selling Expenses                          39,920         3,832        29,267         3,832
  Consulting Fees - Related Party                -        33,332             -        16,666
  Travel and Entertainment                  98,821        79,259        47,452        15,494
  Professional Fees                         90,792        51,007        35,389        26,430
  Depreciation and Amortization             78,351         5,535        40,755         5,535
  Research and Development Costs             8,895             -         5,300             -
  Interest Expense - Related Party           6,600             -         5,350             -
  Debt Financing Costs                      99,055             -        24,055             -
  Non-Cash Financing Cost -Warrants         50,000             -             -             -
  Stock Based Compensation Costs            45,000             -        45,000             -
                                      ------------- ------------- ------------- -------------

  Total Costs and Expenses               1,725,551       536,567       573,891       276,486
                                      ------------- ------------- ------------- -------------
  [Loss] from Operations Before
    Minority Interest                     (396,506)     (616,553)     (564,227)     (356,472)

Minority Interest [3A]                           -             -             -             -
                                      ------------- ------------- ------------- -------------

  Net [Loss]                          $   (396,506) $   (616,553) $   (564,227) $   (356,472)
                                      ============= ============= ============= =============
  Basic and Fully Diluted [Loss]
   Per Share                          $       (.03) $       (.06) $       (.04) $       (.03)
                                      ============= ============= ============= =============

Weighted Average Number of Shares       13,832,000    11,030,000    13,832,000    11,537,000
                                      ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                                    F-3

INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]


                                                                                Total
                                  Common Stock        Paid-in      Accumulated  Stockholders'
                               Shares       Amount    Capital      Deficit      Equity
                             ------------- ---------- ------------ ------------ -------------
Balance at February 29, 2000   13,832,000  $  13,832  $ 1,969,708  $  (997,664) $    985,876

Warrants Issued in Connection
  with Private Placement of
  Convertible Debentures [6G]            -         -       50,000            -        50,000

Stock Options Issued in
  Connection with Non-Employee
  Services [6H]                          -         -       45,000            -        45,000

Net [Loss] for the Six Month
  Period March 1, 2000 through
  August 31, 2000                        -         -            -     (396,506)     (396,506)
                             ------------- ---------- ------------ ------------ -------------
Balance at August 31, 2000
  [Unaudited                   13,832,000  $  13,832  $ 2,064,708  $(1,394,170) $    684,370
                             ============= ========== ============ ============ =============


See Notes to Consolidated Financial Statements.



INTERACTIVE MARKETING TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                                      Six months ended
                                                                          August 31,
                                                                    2000             1999
                                                                ------------- --------------
Operating Activities:
  Net [Loss]                                                    $   (396,506) $    (616,553)
                                                                ------------- --------------
  Adjustments to Reconcile Net [Loss]
    to Net Cash Provided by [Used for] Operating Activities:
    Depreciation and Amortization                                     78,351          5,535
    Fair Value of Warrants Issued                                     50,000              -
    Fair Value of Stock Options Issued                                45,000              -
    Amortization of Deferred Financing Costs                          83,000              -
                                                                ------------- --------------
  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable - Net                                        4,246        (56,875)
      Inventory                                                      (63,750)      (130,000)
      Prepaid Expenses and Other Current Assets                      (68,771)       (37,800)
      Deposits and Other Assets                                     (194,604)       (10,899)
    Increase [Decrease] in:
      Accounts Payable and Accrued Liabilities                       184,581         72,323
      Accrued Royalties                                              465,000              -
      Accrued Interest - Stockholder                                   2,200              -
                                                                ------------- --------------

      Total Adjustments                                              585,253       (157,716)
                                                                ------------- --------------

  Net Cash - Operating Activities                                    188,747       (774,269)
                                                                ------------- --------------
Investing Activities:
  Fixed Assets                                                      (103,663)      (100,421)
                                                                ------------- --------------
Financing Activities:
  Proceeds from Common Stock                                               -      1,000,000
  Loans from Stockholders                                            176,000              -
  Net Proceeds from Convertible Debentures                           517,000              -
  Repayment of Convertible Debentures                               (600,000)             -
  Repayment of Loans from Stockholders                              (176,000)        (5,000)
                                                                ------------- --------------

  Net Cash - Financing Activities                                    (83,000)       995,000
                                                                ------------- --------------

  Net Increase in Cash                                                 2,084        120,310

Cash - Beginning of Periods                                          252,266          5,250
                                                                ------------- --------------

  Cash - End of Periods                                         $    254,350  $     125,560
                                                                ============= ==============



Supplementary information on Non-Cash Investing and Financing Activities:
   In fiscal 1999, the Company's minority shareholder's contribution of $99,980 was exchanged for the application of a $100,000 promotional fee due to him under a service agreement. These amounts were credited to paid-in capital and capitalized as infomercial costs. Although the minority interest portion of the February 29, 2000 loss is approximately $237,000, only the initial contribution of the minority member of $99,980, has been allocated to the minority partner for financial statement purposes, as there is no obligation of the minority member to make good for such losses as defined under the operating agreement. Therefore, as of February 29, 2000, there is no minority interest on the balance sheet as the initial capitalization has been absorbed by the allocated minority member's loss of $99,980 [See Note 3A].

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

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals which are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the periods ended August 31, 2000 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended February 29, 2000.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At August 31, 2000, the Company did not have any cash equivalents.

Research and Development Costs - The Company expenses research and development costs as incurred. For the six months ended August 31, 2000 and 1999, research and development costs totaled $8,895 and $-0-, respectively, for new products.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

Net [Loss] Per Share - Net [loss] per share is based on the weighted average number of shares outstanding, reflecting the shares issued in the transaction [See Note 6B] and the shares reacquired and canceled [See Note 6D]. FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company adopted SFAS No. 128. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have anti-dilutive effect on earnings per share [i.e. increasing earnings per share or reducing loss per share]. Securities that could potentially dilute earnings per share in the future are disclosed in Notes 6G and 6H.

Investment in Joint Ventures - Joint ventures, in which the Company has a 50% or less interest, are accounted for under the equity method.

Intangible Assets - Intangible assets include licensing fees, patents and customer lists which are amortized over five years using the straight-line method. Amortization commenced in August of 1999 when the Company commenced selling the licensed product. Amortization expense for the six months ended August 31, 2000 was approximately $17,500.

Fixed Assets - Fixed assets include office furniture and equipment. Depreciation began in August of 1999 under the straight-line method over an estimated useful live of five years. Depreciation expense for the six months ended August 31, 2000 was approximately $13,000.

Infomercial Costs - These costs include the filming, editing and other film producing costs for various product infomercials which are used for cable network viewing audiences. These costs are of a direct response nature and are therefore capitalized and amortized over the period during which benefits are expected to be received, which is estimated to be two years. The amortization expense for the six months ended August 31, 2000 was $48,000.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when the advertising first takes place. Advertising costs inclusive of media buys, amounted to approximately $185,900 and $76,100 for the six months ended August 31, 2000 and 1999, respectively.

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

Promotional Allowances - Based on a discretionary policy, management grants to certain major retail customers promotional allowances to successfully market the Company's products. Promotional allowances are primarily targeted to the cost of displays, advertising and other promotional incentives. The cost of promotional allowances are accrued based upon the Company's estimate of the reserve allowance using certain assumptions and based on the Company's experience. Promotional allowances of $375,000 were included as a reduction of net revenues for the year ended February 29, 2000 and are classified as a current liability as of February 29, 2000 and August 31, 2000.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined by the first-in first-out method. The breakdown of the inventory as of August 31, 2000 is as follows:

Supplies             $       37,255
Finished Goods              190,719
                     ---------------
       Total         $      227,974
                     ===============

Impairment - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of August 31, 2000, management expects these assets to be fully recoverable.

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

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[3]  Commitments and Contingencies [Continued]

[A] Operating Agreement for The Plumber's Secret, LLC [Continued] - On March 16, 1999, Interactive entered into an amendment of the operating agreement for the limited liability company. The initial capital contribution by both members was approximately $100,000 each. Interactive committed to lending the limited liability company up to $150,000. As of February 29, 2000, $415,135 was owed by Plumber's Secret, LLC to Interactive. Interactive is entitled to receive a preferred return on its capital contribution. Under a service agreement, $100,000 was to be paid to the other limited liability member [Vila Enterprises, LLC] for advertising and promoting the product in an infomercial. In lieu of being paid $100,000 for the services rendered, the initial capital contribution of $99,980 was satisfied by the performance of promotional services rendered by the minority member valued at $100,000. As of February 29, 2000, the Plumber's Secret, LLC incurred a net loss from operations of approximately $475,000 and for the six months ended August 31, 2000 incurred a profit from operations of approximately $90,000. Pursuant to the agreement, the first $100,000 in losses from the limited liability company has been allocated for tax purposes to Vila Enterprises and then the remainder will be allocated to the members according to the terms of the first agreement.
Future profits are to be distributed 50/50 after the accumulated losses are offset. As a result, the accumulated net loss through August 31, 2000 is approximately $385,000 and accordingly there is no minority interest members' share of the accumulated earnings. Although the minority interest portion of the February 29, 2000 loss is approximately $237,000, only the initial contribution of the minority member of $99,980, has been allocated to the minority partner for financial statement purposes, as there is no obligation of the minority member to make good for such losses as defined under the operating agreement. Therefore, as of February 29, 2000 and August 31, 2000, there is no minority interest on the balance sheet as the initial capitalization has been absorbed by the allocated minority member's loss of $99,980. During the year ended February 29, 2000, the Company advanced $49,980 to a shareholder in the limited liability company.

[B] Licensing Agreement Plumber's Secret - In June 1998, the Company entered into a licensing agreement for the exclusive right to manufacture and or produce, advertise, promote, market or sell worldwide the product for a royalty per unit for a period of one year. Upon execution of agreement, $20,000 was paid to the licensor. The Company is to pay a royalty fee of $3.00 per each unit sold to the licensor. The Company paid $66,000 as of February 29, 2000 and has accrued an additional $75,000 in royalties on this obligation as of February 29, 2000. In July of 2000, the Company began negotiating an amendment to the royalty agreement that is expected to be finalized within 90 days.

[C] Operating Lease - In September 1999, the Company commenced leasing office space under an operating lease which expires September 2004 for a monthly minimum lease payment of approximately $5,400. This lease contains a renewal option. In addition, the lease contains an escalation clause as defined and a three percent automatic increase to the minimum monthly rent at the end of each year. Total rent expense for the space for the six months ended August 31, 2000 was approximately $32,400 and is classified as general and administrative costs. Approximate aggregate future minimum rental payments under this noncancellable operating lease is as follows:

February 28,
------------
     2001     $     66,000
     2002           68,000
     2003           70,000
     2004           72,000
     2005           39,000
               ------------

     Total     $   315,000
               ============

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[3]  Commitments and Contingencies [Continued]

[D] Telemarketing and Fulfillment Services Agreement - The Company entered into an agreement on June 24, 1999 to telemarket the Plumber's Secret, LLC throughout the world with PDS. PDS processes all orders received for bank authorization and payment before shipping the products. PDS has acquired a security interest in the Plumber's Secret products. PDS stores the inventory and related materials as necessary to fulfill orders, subject to timely receipt of product and materials from manufacturing centers. Total expense during the six months ended August 31, 2000 were approximately $214,000 and is classified as cost of goods sold in the statement of operations.

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

[I] Letter of Intent - EFL Product Line - On November 12, 1999, the Company received a license to manufacture and market the fishing line product that is called the EFL Product Line. Interactive will be responsible for developing the product and the infomercial and for fulfilling orders. Interactive will pay a 15% royalty of the net sales as defined under the agreement. There were no sales of this product as of August 31, 2000, however, approximately $109,000 has been incurred for a future infomercial to be produced and is classified as part of other assets on the balance sheet.

[J] Universal Wrench - On January 5, 2000, the Company entered into a Sales and Distribution Agreement with Lacrex SA of Switzerland ["Lacrex"] to solely and exclusively market in North America the Lacrex Universal Wrench. The Company is granted first right of refusal for worldwide direct response rights on a country to country basis. In the event, the Company decides to move forward with the marketing of the Universal Wrench, Interactive has committed to purchase from Lacrex a minimum of 300,000 units of the product at a purchase price of $5.00 per unit FOB China within one year and additional purchases are required in subsequent years to renew this agreement. There were no sales of this product as of August 31, 2000. There is a $20,000 deposit on the future infomercial that will be produced for this product and is classified as part of other assets on the balance sheet. The agreement was amended August 8, 2000 to exclude worldwide direct response rights.

[K] Personal Service Agreement - In 1998, Interactive received the exclusive rights for product marketing whereby Interactive is to pay a 15% royalty. Commencing April 1999, the Company paid $3,000 a month as a draw against the profit split on Tom House tapes, kits, and products. No sales have been recorded, therefore, these payments of $33,000 as of August 31, 2000 have been recorded as part of other assets on the balance sheet.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[3]  Commitments and Contingencies [Continued]

[L] Royalty Payment - "The Rake" - The Company has not finalized negotiations related to a royalty arrangement for The Rake. There were no sales or costs for The Rake as of August 31, 2000.

[M] Noncompete Agreement - "Specialized Collapsible Ladder" - In December of 1999, the Company entered into a noncompete agreement to market the ladder with a profit split as defined under certain specifications. There were no sales or cost for the ladder as of August 31, 2000.

[N] Sales Agreement - Life Mask - On November 17, 1999, the Company entered into an agreement whereby Interactive will pay all costs of the products and another individual will receive 12% of all income worldwide from the sales of the product. There were no sales or costs for the Life Mask as of August 31, 2000.

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

During the year ended February 29, 2000, the Company paid an entity, which is controlled by this stockholder consulting fees of approximately $33,000 and paid the stockholder payroll costs of approximately $18,000. Total expense to the related entity for the year ended February 29, 2000 was $51,000. There was no expense recorded for the six months ended August 31, 2000.

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

[D] Canceled Stock - In November 1999 and January 2000, two of the Company's officers and directors returned and the Company canceled a total of 7,354,000 shares of the Company's common stock for no compensation in an attempt to provide additional shares to the Company for future financing [See Note 12].

[E] Note Payable - Stockholder - In April 1999, the Company received note proceeds of $50,000 from a stockholder. The note is due April 2001 with interest at 10% per annum. Unpaid interest expense for the year ended February 29, 2000 was $4,200. The total unpaid liability of $56,400 is classified as a long-term liability.

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

Under the agreement, the Company has the right to use the Library to compile music on its own label. However, the agreement does not permit the relicense, sublicense or the assignment of rights in the Library to a third party.

The Company will commence amortization of this asset over five years. As of August 31, 2000, the Company has not realized any revenue stream from the marketing compilations of these recordings. Therefore, the Company has not commenced amortization for this asset through August 31, 2000. Management intends to market various compilations of these recordings in fiscal year 2000.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[6] Equity and Debt Transactions [Continued]

[G] Private Placement Memorandum ["PPM"] - On March 23, 2000, the Company engaged a placement agent for an offering to sell up to 6 units, each unit consisting of one $100,000 convertible secured promissory 12% note and 50,000 warrants to purchase 50,000 shares of common stock at a price of $1.25 per share. The offering price was $100,000 per unit and the net proceeds to the Company was approximately $517,000. The promissory notes would mature on the earlier of (a) 6 months from the closing, (b) certain change of control events, (c) the closing of $2,000,000 of bridge financing or $5,000,000 of equity financing, or (d) the receipt and collection by the Company of $600,000 in accounts receivable. The promissory notes were secured by the assets of the Company. The placement agent was entitled to a 10% commission for all units sold, a 2 1/2% non-accountable expense allowance and warrants for 10,000 shares of common stock exercisable at $1.25 for a period of five years. Total fair value of the equity instruments of approximately $50,000 were charged to operations in the six months ended August 31, 2000 as a non-cash financing cost. The Company has repaid as of May 31, 2000 the convertible promissory notes of $600,000 and recording financing costs of approximately $87,000.

[H] Stock Option Plan - On June 16, 2000, the Company amended its 2000 Stock Option Plan [the "Plan"] adopted on March 28, 2000. The Plan reserved for incentive rewards 10,000,000 shares of common stock for directors, employees, and consultants. During the six months ended August 31, 2000, the Company granted stock options under this plan for 1,592,000 shares of the Company's common stock at an exercise price of $.25, which approximated the fair market value at the date of grant. No stock options were exercised or canceled as of August 31, 2000. All options have a ten year term.

No compensation cost was recognized for stock-based employee awards.

Non-employee compensation costs amount to approximately $45,000 and was recorded in the statement of operations for the six months ended August 31, 2000.

If the Company has accounted for all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling approximately $163,000 for the six months ended August 31, 2000 and the Company's net loss and net loss per share would have been as follows:

                                    Six months ended
                                    August 31, 2000
                                    -----------------

Net [Loss] As Reported              $       (396,506)
                                    =================

Pro Forma Net [Loss]                $       (559,506)
                                    =================

Basic [Loss] Per Share as Reported  $           (.03)
                                    =================

Pro Forma Basis [Loss] Per Share    $           (.04)
                                    =================

The fair value of options at the date of grant was estimated using the fair value based method with the following weighted average assumptions:

Expected Life [Years]                5
Interest Rate                        6.5%
Annual Rate of Dividends             0%
Volatility                           51.16%

The weighted average fair value of options at date of grant using the fair value based method during the six months ended August 31, 2000 is estimated at $.13.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[6] Equity and Debt Transactions [Continued]

[I] Officers' Loans - The Company received debt financing from two officers of approximately $176,000 in the six month period ended August 31, 2000 for 90 days at 10%. These two officers were paid as of August 31, 2000.

[7] Significant Risks and Uncertainties

Concentrations of Credit Risk - Cash - Financial instruments which potentially subject the Company to concentrations of credit risk consists of cash.

The Company places its cash with high credit quality institutions and is subject to credit risk to the extent it exceeds federally insured limits. At August 31, 2000, the Company has approximately $106,000 of cash subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[8] Major Customer

For the six months ended August 31, 2000, the Company had sales to two resale customers amounting to approximately 70% and 30% of net sales.

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

[12] Subsequent Events

[A] In September of 2000, the Company's Board of Directors resolved to reissue 2,166,667 shares of common stock to the Company's Chairman as it was previously believed to be necessary that the Chairman return his stock in a prior period [See Note 6D].

[B] In September of 2000, the Company canceled a total of 125,000 shares of common stock to two individuals.

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



                               ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     Interactive Marketing provides comprehensive marketing services for proprietary consumer products in both the United States and worldwide. We began operations in August of 1999 and have primarily relied on one product, The Plumbers Secret, for our revenues. We have had a short operating history and a history of operating losses, however, management believes we are in the later stages of developing additional product lines to enhance our current revenue stream. Our second quarter was a time of product development for the remainder of the fiscal year. Although, no new products were launched, we arranged for production of new infomercials, developed new packaging design and negotiated manufacturing for the new products we intend to launch within the next six months. See "Part II, Item 5. Other Information," below.

     Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and its wholly-owned subsidiary IMT's Plumber, Inc. and include the consolidation of IMT's Plumber, Inc's 50.01% members' interest in the Plumbers Secret, LLC.

Results of Operations

     The following table summarizes our operations for the six months and three months ended August 31, 2000 and 1999. Since we began operations in August of 1999, the August 31, 1999 period depicts one month of operations for the Plumbers Secret LLC only.



                                Six Months Ended           Three Months Ended
                      -------------------------------  -------------------------------
                      August 31, 2000 August 31, 1999  August 31, 2000 August 31, 1999
                      --------------- ---------------  --------------- ---------------
Net Revenues               2,887,087         157,687          100,145         157,684

Costs of Sales             1,558,042         237,670           90,481         237,670

Gross Profit (Loss)        1,329,045         (79,986)           9,664         (79,986)

Total Costs and Expenses   1,725,551         536,567          573,891         276,486

Net (Loss)                  (396,506)       (616,553)        (564,227)       (356,472)



     For the six months ended August 31, 2000 we lost approximately $396,000 and for the three months ended August 31, 2000 we lost approximately $564,000. The allocation of the three-month loss for August 31, 2000 is approximately $296,000 to the Plumbers Secret L.L.C. and approximately $268,000 to Interactive Marketing. Interactive Marketing's unconsolidated loss for the first quarter was approximately $219,000. The Plumbers Secret L.L.C. loss of $296,000 for the second quarter 2000 had a significant impact on our result of operations as Plumbers Secret L.L.C. had a profit of approximately $386,000 for the first quarter 2000. This is primarily the result of sales of approximately $100,000 for the 2000 second quarter as compared to the first 2000 quarter of approximately $2,700,000. Revenues to date are exclusively sales of the Plumbers Secret product.

     Management believes that with the rollout of two to four new products in the next two quarters, we will generate approximate gross revenues in the amount of $2.5 to $3.5 million dollars. However, it should be noted that a strong positive public reaction to our products could produce significantly higher results and, contrastly, a shortage of working capital could negatively impact our ability to sell the product.

     Our costs and expenses for the six and three months ended August 31, 2000 were $1,725,551 and $573,891 respectively. Payroll costs are averaging $120,000 a quarter, advertising approximately $90,000 a quarter, general and administrative expenses approximately $90,000 a quarter. The royalty expense for the six months ended August 31, 2000 was $530,000. Management continues to negotiate with the licensors of the Plumbers Secret with regard to royalties and if successful, this figure could be reduced. We have incurred interest costs of approximately $100,000 through August 31st, 2000 as a result of debt financing earlier this year, along with non-cash financing costs for warrants issued for the financing.

     Our six and three month net losses for August 31, 1999 was $616,553 and $356,472 respectively. This was primarily the result of quarterly costs and expenses of approximately $275,000 each quarter.

     Other than the introduction of new product lines, we are unaware of any known trends, events or uncertainties that are reasonably likely to impact revenues from operations. However, we may experience significant fluctuations in operating results in future periods due to a variety of factors, including but not limited to, the following factors:

     * We may need additional financing in order to carry out our new business plan and management cannot assure that we will be successful in obtaining such financing. Failure to obtain necessary financing could have a material adverse impact on our operations.

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

Liquidity and Capital Resources

     As of August 31, 2000, we had a cash balance of approximately $254,000. For the six months ended August 31, 2000 we generated $188,747 in cash from operating activities compared to $774,269 of cash used at August 31, 1999.

     Net cash utilized by financing activities for the six months of 2000 was approximately $83,000 compared to $995,000 of cash provided for the six months of 1999. In April and May of 2000 we received a total of $176,000 in loans from two officers which were repaid as of August 31. Mr. Haehn loaned us $100,000 and Mr. Lang loaned us $76,000. Sale of our common stock provided proceeds of $1,000,000 from the sale of 285,000 shares to two accredited investors in April of 1999.

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

     We have no plans to purchase significant equipment or make other capital expenditures within the next twelve months. We have monthly lease commitments for our office space of approximately $5,400. Interactive Marketing is committed to lend The Plumber's Secret L.L.C. up to $150,000 as an initial capital contribution. According to the terms of our marketing agreements we will be obligated to share profits and/or pay royalties on any products we
sell.   Further,  the Wonder Wrench agreement requires us to purchase 300,000 units at an anticipated cost of $1.5 million during the first year of marketing. To date we have purchased 25,000 units.

     Financing
     ---------

     During the May 31, 2000 quarter, we received short term loans from our officers which allowed us to complete sales orders, however, we currently do not anticipate seeking additional loans from these individuals within the next twelve months.

     For the 2001 fiscal year, we expect revenues to be the primary source of funding for operations. We anticipate that revenues will increase as a result of sales of our current product and anticipated sales from our new products. Such expenses as production costs, royalties and fulfillment costs will offset these revenues. We are in the final stages of negotiating an agreement with an unrelated third party for investing roughly $1.5 million in the Strike Jacket EFL product. This investment will allow us to introduce this product within the 2000 calendar year. We are also in the process of developing marketing programs for at least four other new products that we look to roll out within the fiscal year. A shooting schedule for the production of three infomercials is currently being planned. Management is reviewing various product cost bids and is discussing with major retailers the selling of these new products.

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

     Management is investigating the availability, source and terms for external debt financing. At this time we have not entered into any agreement with any third parties regarding such financing. We cannot assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

     We anticipate that our long-term liquidity sources will be primarily product revenues. New products and expanded sales channels for our current products hopefully will provide the necessary revenues to fund operations. In the event revenues are insufficient to fund our operations, management expects to rely on sales of our common stock and/or debt financing for needed funds.

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

     Strike Jacket EFL.

     This product, which was developed by screen and television star Christopher Atkins, is a fishing product which takes a plastic or wood bait and by covering this bait with the EFL, makes it appear to be a live bait. Atkins invented this patented product with help from Hollywood special effects artists. The EFL infomercial is complete and as soon as sufficient product can be manufactured we will begin a direct response marketing campaign. It is anticipated that this campaign will begin within the next 90 days. Prototypes of the product and packaging, along with the infomercial, have been shown to two of the larger retailers in the U.S. and both have expressed their intent to order the product well before the next fishing season begins.

     Wonder Wrench

     The Wonder Wrench is manufactured in Switzerland and a two-minute infomercial is in pre-production and should be ready within the next sixty days. The Wonder Wrench can actually replace a full set of wrenches and is targeted for home use. We intend to solicit distribution agreements with direct response television programs, such as, QVC and Home Shopping Network. When the infomercial is completed, our direct response test marketing phase will begin.

     Prime Healthcare Benefits Plan

     In these days of out-of-control healthcare costs, The Prime Healthcare Benefits Plan will save subscribers anywhere from 10-60% in the areas of prescriptions, vision, hearing, dental, chiropractic and medical services.
Our Healthcare Plan will be presented to the public through a two-minute infomercial that is currently in pre-production. We have arranged for Discount Development Services, L.L.C., an Illinois limited liability company, to administer the Healthcare Plan while we promote and enroll members in the
plan.   Our targeted market is the over forty-five million Americans who do not have any health coverage whatsoever along with the millions whose insurance do not cover these crucial areas. The Prime Healthcare Benefits Plan is not insurance so everyone is eligible to enjoy the savings. One membership is good for the entire family. This is a continuity program and it is estimated that we will have a 60-70% retention factor for at least two years.

     Beatles Book

     Recently, Interactive Marketing Technology acquired the exclusive worldwide distribution rights to five hundred photo negatives of the Beatles that were recently discovered in a London attic. One hundred of these negatives have already been put together in the form of a cocktail table book entitled, Days In The Life, The Lost Beatles Archives and a two-minute infomercial is currently being rushed into production.

     Easy Stor Ladder

     The Easy Stor Ladder will be made available in a five and six foot model. This aluminum ladder is very light and collapses into a small manageable unit that is great for a house or an apartment. The unit has just completed independent testing and qualifies as a Class II ladder under OSHA standards. We expect production to commence within the next 60 days and as soon as samples are available in sufficient quantity, retail orders will be solicited.


              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part I: Exhibits.

     Exhibit #     Description                               Location
     ----------    -------------                             ----------

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



                                  INTERACTIVE MARKETING TECHNOLOGY, INC.




Date: October 17, 2000       By /s/ Sandy Lang
                                __________________________________________
                                Sandy Lang, CEO and Chairman of the Board




Date: October 16, 2000       By /s/ Gregory Haehn
                                ___________________________________________
                                Gregory Haehn, President, Treasurer and
                                Director