Form 10QSB
period 2000-11-30
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2001-01-22
CIK 1096617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

     For Quarter Ended: November 30, 2000

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

     As of January 2, 2001, the Registrant had a total of 15,873,667 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations......14


                          PART II: OTHER INFORMATION

Item 5: Other Information................................................17

Item 6:  Exhibits and Reports filed on Form 8-K .........................17

Signatures...............................................................18

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________



   Consolidated Balance Sheet as of November 30, 2000 [Unaudited] .....F-1

   Consolidated Statements of Operations for the nine and three months ended  November 30, 2000 and 1999 [Unaudited]................F-2

   Consolidated Statements of Capital Deficiency for the nine months ended November 30, 2000 [Unaudited]..........................F-3

   Consolidated Statements of Cash Flows for the nine and three months ended November 30, 2000 and 1999 [Unaudited] ............... F-4

   Notes to Consolidated Statements .................................. F-5





                        .   .   .   .   .   .   .   .

INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________
CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 2000.
[UNAUDITED]
_____________________________________________________________________________

Assets:
Current Assets:
 Cash                                                         $     12,180
 Inventory - Discontinued Operation                                 47,557
 Prepaid Expenses                                                   10,416
                                                              -------------

 Total Current Assets                                               70,153
                                                              -------------
Property and Equipment - At Cost [Net of Accumulated
 Depreciation of $11,457]                                           99,445
                                                              -------------
Other Assets:
 Product Development Costs                                         416,906
 Master Recording Rights - Music Catalogues [4F]                   250,000
 Customer List [Net of Accumulated Amortization of $37,200]         99,360
 Other Assets                                                       12,719
                                                              -------------

 Total Other Assets                                                778,985
                                                              -------------

 Total Assets                                                 $    948,583
                                                              ============
Liabilities and Capital Deficiency:
Current Liabilities:
 Accounts Payable and Accrued Liabilities                     $    148,544
 Accrued Closing Costs - Discontinued Operation                  1,261,803
 Loan Payable - Stockholders                                        75,000
 Note Payable - Stockholder                                         57,500
                                                              -------------

 Total Current Liabilities                                       1,542,847
                                                              -------------

Commitments and Contingencies                                            -
                                                              -------------

Minority Interest [3A]                                                   -
                                                              -------------
Capital Deficiency:
 Common Stock, Par $.001, 60,000,000 Shares Authorized,
  15,873,667 Shares Issued and Outstanding                          15,874

 Paid-in Capital                                                 2,092,666

 Accumulated Deficit                                            (2,702,804)
                                                              -------------

 Total Capital Deficiency                                         (594,264)
                                                              -------------

 Total Liabilities and Capital Deficiency                     $    948,583
                                                              =============
See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                             Nine months ended        Three months ended
                                                November 30,             November 30,
                                        ------------------------- -------------------------
                                           2 0 0 0      1 9 9 9      2 0 0 0      1 9 9 9
                                        ------------ ------------ ------------ ------------
Net Revenues                            $       203  $         -  $         -  $         -

Cost of Good Sold                             1,043            -            -            -
                                        ------------ ------------ ------------ ------------

  Gross Loss                                   (840)           -            -            -
                                        ------------ ------------ ------------ ------------
Costs and Expenses:
  Payroll and Related Costs                 199,066      169,320       91,912       69,301
  General and Administrative Costs          179,174       69,371       61,858       48,176
  Impairment of Master Recording
    Rights [4F]                             350,000            -      350,000            -
  Selling Expenses                            7,256            -        2,725            -
  Consulting Fees - Related Party            40,000       33,332       40,000            -
  Travel and Entertainment                   99,268      109,851        2,923       35,751
  Professional Fees                         118,056       67,365       32,476       14,058
  Depreciation and Amortization              29,565        9,975       11,184        5,752
  Research and Development Costs              8,925            -           30            -
  Interest Expense - Related Party            4,243        3,125        1,100        3,125
  Stock Based Compensation Costs             45,000            -            -            -
                                        ------------ ------------ ------------ ------------

  Total Costs and Expenses                1,080,553      462,339      594,208      176,163
                                        ------------ ------------ ------------ ------------

  Loss from Continuing Operations        (1,081,393)    (462,339)    (594,208)    (176,163)
                                        ------------ ------------ ------------ ------------
Discontinued Operations:
  [Loss] Income from Operations of
   Plumbers' Secret Product Line           (142,458)    (195,778)    (233,137)     161,324
  Loss on Disposal of Product Line         (481,289)           -     (481,289)           -
                                        ------------ ------------ ------------ ------------
  Total [Loss] Income of Discontinued
   Operations                              (623,747)    (195,778)    (714,426)     161,324
                                        ------------ ------------ ------------ ------------

  Net [Loss]                            $(1,705,140) $  (658,117) $(1,308,634) $   (14,839)
                                        ============ ============ ============ ============
Basic and Fully Diluted [Loss]
 Per Share - Continuing Operations      $      (.08) $      (.03) $      (.04) $      (.01)

Basic and Fully Diluted [Loss] Income
 Per Share - Discontinued Operations           (.04)        (.02)        (.04)         .01
                                        ------------ ------------ ------------ ------------

  [Loss] Per Share                      $      (.12) $      (.05) $      (.08) $         -
                                        ============ ============ ============ ============

Weighted Average Number of Shares        14,540,125   13,617,001   15,963,250   13,617,001
                                        ============ ============ ============ ============



See Notes to Consolidated Financial Statements.



INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY [UNAUDITED]
_____________________________________________________________________________


                                                                                           Total
                                            Common Stock          Paid-in    Accumulated   Capital
                                        Shares       Amount       Capital      Deficit     Deficiency
                                     ------------ ------------ ------------- ------------ ------------
 Balance at February 29, 2000         13,832,000  $    13,832  $  1,969,708  $  (997,664) $   985,876

Warrants Issued in Connection with
 Private Placement of Convertible
 Debentures [4G]                               -            -        50,000            -       50,000

Stock Options Issued in Connection
 with Non-Employee Services [4H]               -            -        45,000            -       45,000

Stock Options Issued in Connection
 with Rights to Book, etc. [4J]                -            -        30,000            -       30,000

Issuance of Shares to Officer [4D]     2,166,667        2,167        (2,167)           -            -

Stock Returned by Two
 Individuals [4D]                       (125,000)       (125)           125            -            -

Net [Loss] for the Nine Month
 Period March 1, 2000 through
 November 30, 2000                             -           -              -   (1,705,140)  (1,705,140)
                                     ------------ ------------ ------------- ------------ ------------
 Balance at November 30, 2000
  [Unaudited]                         15,873,667  $    15,874  $  2,092,666  $(2,702,804) $  (594,264)
                                    ============= ============ ============= ============ ============



See Notes to Consolidated Financial Statements.

                                      F-3


INTERACTIVE MARKETING TECHNOLOGY, INC.
_____________________________________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
_____________________________________________________________________________


                                                                   Nine months ended
                                                                      November 30,
                                                                  2 0 0 0     1 9 9 9
                                                              ------------- -------------
Operating Activities:
 Net [Loss]                                                   $ (1,081,393) $   (462,339)
                                                              ------------- -------------
 Adjustments to Reconcile Net [Loss]
  to Net Cash Provided by [Used for] Operating Activities:
   Depreciation and Amortization                                    29,565         9,975
   Fair Value of Stock Options Issued                               75,000             -
   Impairment of Record Masters [4F]                               350,000             -

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Prepaid Expenses and Other Current Assets                       21,934       (26,206)
    Product Development Costs and Other Assets                    (331,642)       (5,399)
  Increase [Decrease] in:
    Accounts Payable and Accrued Liabilities                        68,260        54,969
    Net Advances from/to Plumbers Secret, LLC                      777,428      (492,290)
    Other                                                           (9,318)      (6,850)
                                                              ------------- -------------

  Total Adjustments                                                981,227      (465,801)
                                                              ------------- -------------

Net Cash - Operating Activities of Continuing Operations          (100,166)     (928,140)
                                                              ------------- -------------
Investing Activities:
  Fixed Assets                                                     (79,538)      (43,829)
                                                              ------------- -------------
Financing Activities:
  Proceeds from Common Stock                                             -     1,194,050
  Loans from Stockholders                                          251,000        50,000
  Repayments of Loans from Stockholders                           (176,000)       (5,000)
                                                              ------------- -------------

  Net Cash - Financing Activities of Continuing Operations          75,000     1,239,050
                                                              ------------- -------------

Net Cash Used in Discontinued Operations                          (135,382)     (119,758)
                                                              ------------- -------------

  Net [Decrease] Increase in Cash                                 (240,086)      147,323

Cash - Beginning of Periods                                        252,266         5,250
                                                              ------------- -------------

  Cash - End of Periods                                       $     12,180  $    152,573
                                                              ============= =============



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

See Notes to Consolidated Financial Statements.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
_____________________________________________________________________________



[1] Nature of Operations

Interactive Marketing Technology, Inc. ["Interactive" and the "Company"] was formed on April 21, 1998. On April 7, 1999, the Company restated and amended its bylaws under the State of Nevada. The Company's wholly-owned subsidiary is Interactive's Plumber, Inc., which was formed February 4, 1999. Since inception, the Company's principal business activity has been primarily to produce, market, and sell a licensed product called the Plumbers Secret [the "product"]. The subsidiary commenced selling the product in August 1999. In the November 2000 quarter, management decided to discontinue its marketing efforts of this product. The Company intends on introducing new products in fiscal 2000 in a direct response and retail sales environment. The Company continues to be involved in negotiations to obtain licensing agreements for new products [See Note 3]. The Company was considered a development stage company for the year ended February 28, 1999, however, since total net revenues of approximately $921,000 have been realized between August 1999 and February 2000, the Company is no longer a development stage entity.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Interactive's Plumber, Inc. and include the consolidation of its 50.01% members' interest in the Plumbers Secret, LLC. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation - In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals which are necessary in order to make the financial statements not misleading. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the periods ended November 30, 2000 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended February 29, 2000.

Inventory - Inventory of the discontinued product is stated at its net realizable value at November 30, 2000.

Impairment - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives [See Note 4F].

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
_____________________________________________________________________________


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

As of February 29, 2000, the Plumber's Secret, LLC incurred a net loss from operations of approximately $475,000 and for the nine months ended November 30, 2000 incurred a loss from the discontinued operations of approximately $584,000. Pursuant to the agreement, the first $100,000 in losses from the limited liability company has been allocated for tax purposes to Vila Enterprises and then the remainder will be allocated to the members according to the terms of the first agreement. Future profits are to be distributed 50/50 after the accumulated losses are offset. As a result, the accumulated net loss through November 30, 2000 is approximately $1,059,000 and accordingly there is no minority interest members' share of the accumulated earnings. Although the minority interest portion of the February 29, 2000 loss is approximately $237,000, only the initial contribution of the minority member of $99,980, has been allocated to the minority partner for financial statement purposes, as there is no obligation of the minority member to make good for such losses as defined under the operating agreement. Therefore, as of February 29, 2000 and November 30, 2000, there is no minority interest on the balance sheet as the initial capitalization has been absorbed by the allocated minority member's loss of $99,980. During the year ended February 29, 2000, the Company advanced $49,980 to a shareholder in the limited liability company. In addition, during the nine months ended November 30, 2000, the Company advanced an additional $68,625 to a shareholder in the limited liability company. Due to the discontinuance of the product line, a write-off of these advances were recorded as part of the loss on the disposal of the product line in the consolidated statement of operations.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
______________________________________________________________________________

[3]  Commitments and Contingencies [Continued]

Discontinued Product Line - Plumbers' Secret - In November 2000, management decided to refocus all of its marketing efforts on new products to be distributed and abandon its efforts to continue selling the Plumbers' Secret product line to retailers. The primary reasons for discontinuing this line was the competitive pricing and the related royalties, promotional allowances, commissions, and other costs related in the sale of this product. The gross margins had been steadily declining. Accordingly, the financial results for the Plumbers' Secret product line are reported as "discontinued operations" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations for the nine months ended November 30, 2000 and 1999 were as follows:

                             2 0 0 0        1 9 9 9
                            ---------      ----------
Net Revenues               $ 2,852,610     $ 584,690
Cost of Goods Sold         $ 1,539,612     $ 401,767
Costs and Expenses         $ 1,455,456     $ 378,701
Loss from Operations       $   142,458     $ 195,778

The estimated loss on the disposal of the product line of approximately $481,000 is related to the write-off of licenses, patents, infomercial costs and the liquidation of the inventory for the Plumbers' Secret product line. The Company has accrued estimated closing costs of approximately $1,262,000 as part of discontinued operations in the balance sheet.

[B] Licensing Agreement Plumber's Secret - In June 1998, the Company entered into a licensing agreement for the exclusive right to manufacture and or produce, advertise, promote, market or sell worldwide the product for a royalty per unit for a period of one year. Upon execution of agreement, $20,000 was paid to the licensor. The Company is to pay a royalty fee of $3.00 per each unit sold to the licensor. The Company paid $66,000 as of February 29, 2000 and has accrued an additional $75,000 in royalties on this obligation as of February 29, 2000. The Company has accrued $540,000 in royalties as part of accrued closing costs - discontinued operations as of November 30, 2000. The Company is in negotiations as to a proposed settlement of the outstanding royalty obligation due to the discontinuance of the product line.

[C] Letter of Intent - EFL Product Line - On November 12, 1999, the Company received a license to manufacture and market the fishing line product that is called the EFL Product Line. Interactive will be responsible for developing the product and the infomercial and for fulfilling orders. Interactive will pay a 15% royalty of the net sales as defined under the agreement. There were no sales of this product as of November 30, 2000, however, approximately $176,000 has been incurred principally for a future infomercial and is classified as part of product development costs in the balance sheet.

[D] Universal Wrench - On January 5, 2000, the Company entered into a Sales and Distribution Agreement with Lacrex SA of Switzerland ["Lacrex"] to solely and exclusively market in North America the Lacrex Universal Wrench. The Company is granted first right of refusal for worldwide direct response rights on a country to country basis. In the event, the Company decides to move forward with the marketing of the Universal Wrench, Interactive has committed to purchase from Lacrex a minimum of 300,000 units of the product at a purchase price of $5.00 per unit FOB China within one year and additional purchases are required in subsequent years to renew this agreement. There were no sales of this product as of November 30, 2000. Costs of approximately $145,000 has been incurred and is classified as part of product development costs on the balance sheet. The agreement was amended August 8, 2000 to include worldwide direct response rights.

[E] Personal Service Agreement - In 1998, Interactive received the exclusive rights for product marketing whereby Interactive is to pay a 15% royalty. Commencing April 1999, the Company has advanced $33,000 as a draw against the profit split on Tom House tapes, kits, and products. No sales have been recorded, therefore, these payments have been recorded as part of product development costs in the balance sheet.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
______________________________________________________________________________

[4] Equity and Debt Transactions

[A] Formation - Interactive Marketing Technology, Inc. was authorized to issue 2,500 shares of common stock at no par value. At February 28, 1999, there were 2,500 shares of common stock issued and outstanding to the founders and there were no options or warrants outstanding. The 2,500 shares were exchanged for 12,404,000 shares of common stock of Shur De Cor pursuant to the Share Exchange Agreement dated March 15, 1999 [See Note 4B].

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

[D] Canceled Stock and Reissued Stock - In November 1999 and January 2000, two of the Company's officers and directors returned and the Company canceled a total of 7,354,000 shares of the Company's common stock for no compensation in an attempt to provide additional shares to the Company for future financing. In September of 2000, the Company's Board of Directors resolved to reissue 2,166,667 shares of common stock to the Company's Chairman as it was previously believed to be necessary that the Chairman return his stock in a prior period. In September of 2000, the Company also canceled a total of 125,000 shares of common stock to two individuals.

[E] Note Payable - Stockholder - In April 1999, the Company received note proceeds of $50,000 from a stockholder. The note is due April 2001 with interest at 10% per annum. Unpaid interest expense for the year ended February 29, 2000 was $4,200. The total unpaid liability of $57,500 is classified as a current liability.

[F] Acquisition of Rights for Master Recordings - During November 1999, the Company purchased the non-exclusive rights to 5,000 master audio recordings [the "Library"] for various types of music from an unrelated entity in exchange for the issuance of 2,000,000 shares of the Company's common stock. The value of $600,000 was assigned to these rights based upon an independent valuation received, which included estimated revenue projections used by management to assess the recoverability from its future revenue stream. Amortization of this asset will be over five years. As of November 30, 2000, the Company had not realized any revenue stream from the marketing compilations of these recordings. Therefore, the Company did not commence amortization for this asset through November 30, 2000. Although management intends to commence market various compilations of these recordings in fiscal year 2000, it has decided that upon revised discounted future estimated revenue stream an impairment charge of $350,000 was warranted and is recorded as part of costs and expenses in the consolidated statement of operations.

Under the agreement, the Company has the right to use the Library to compile music on its own label. However, the agreement does not permit the relicense, sublicense or the assignment of rights in the Library to a third party.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
_____________________________________________________________________________

[4] Equity and Debt Transactions [Continued]

[G] Private Placement Memorandum ["PPM"] - On March 23, 2000, the Company engaged a placement agent for an offering to sell up to 6 units, each unit consisting of one $100,000 convertible secured promissory 12% note and 50,000 warrants to purchase 50,000 shares of common stock at a price of $1.25 per share. The offering price was $100,000 per unit and the net proceeds to the Company was approximately $517,000. The promissory notes would mature on the earlier of (a) 6 months from the closing, (b) certain change of control events, (c) the closing of $2,000,000 of bridge financing or $5,000,000 of equity financing, or (d) the receipt and collection by the Company of $600,000 in accounts receivable. The promissory notes were secured by the assets of the Company. The placement agent was entitled to a 10% commission for all units sold, a 2.5% non-accountable expense allowance and warrants for 10,000 shares of common stock exercisable at $1.25 for a period of five years. Total fair value of the equity instruments of approximately $50,000 were charged to discontinued operations in the six months ended August 31, 2000 as a non-cash financing cost. The Company has repaid as of May 31, 2000 the convertible promissory notes of $600,000 and recorded financing costs of approximately $87,000 as part of discontinued operations.

[H] Stock Option Plan - On June 16, 2000, the Company amended its 2000 Stock Option Plan [the "Plan"] adopted on March 28, 2000. The Plan reserved for incentive rewards 10,000,000 shares of common stock for directors, employees, and consultants. The Company granted stock options under this plan for 1,892,000 shares of the Company's common stock at an exercise price of $.25, which approximated the fair market value at the date of grant. No stock options were exercised or canceled as of November 30, 2000. All options have a ten year term.

No compensation cost was recognized for stock-based employee awards.

Non-employee compensation costs amount to approximately $45,000 and was recorded in the statement of operations for the nine months ended November 30, 2000 [See Note 4J].

If the Company has accounted for all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling approximately $163,000 for the nine months ended November 30, 2000.

The fair value of options at the date of grant was estimated using the fair value based method with the following weighted average assumptions:

Expected Life [Years]         5
Interest Rate                 6.5%
Annual Rate of Dividends      0%
Volatility                    51.16%

The weighted average fair value of options at date of grant using the fair value based method during the nine months ended November 30, 2000 is estimated at $.13.

INTERACTIVE MARKETING TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
______________________________________________________________________________

[4] Equity and Debt Transactions [Continued]

[I] Officers' Loans - The Company received debt financing from two officers of approximately $251,000 in the nine month period ended November 30, 2000 for 90 days at 10%. These two officers were paid $176,000 as of November 30, 2000.

[J] Options - "The Lost Beatle Archives" Book - On September 6, 2000 the Company purchased the rights, title, and interest for a book by granting the seller options to purchase 300,000 shares of the Company's common stock at .25 per share for a period of three years. In addition, royalties will be paid pursuant to this agreement. The Company has valued this asset at $30,000, which represents the estimated fair value of the options and such costs are classified as part of product development costs in the balance sheet.

[5] Major Customer

For the nine months ended November 30, 2000, the Company had sales to two resale customers amounting to approximately 70% and 30% of net sales.

[6] Going Concern

The February 29, 2000 financial statements were prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company suffered a net loss of $956,984 and utilized $753,650 in cash for operations for the year ended February 29, 2000. The inability of the Company to generate cash from operations, considering currently available funds, creates an uncertainty about the Company's ability to continue as a going concern. The financial statements did not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company completed a private placement memorandum and upon receipt of the estimated net proceeds of $517,000 believes it will be able to complete anticipated sales orders, including the introduction of new products, with the infusion of additional working capital and sustain operations for twelve months. In addition, the Company will also pursue debt financing to supplement the equity financing if needed [See Notes 4G and 4I]. The continuation of the Company as a going concern is dependent upon the success of these plans.

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




              .   .   .   .   .   .   .   .   .   .

      References in this quarterly report to "Interactive Marketing" "we," "us," and "our" refer to Interactive Marketing Technology, Inc.

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Interactive Marketing's control. These factors include but are not limited to economic conditions generally and in the industries in which Interactive Marketing may participate; competition within Interactive Marketing's chosen industry, including competition from much larger competitors; technological advances and failure by Interactive Marketing to successfully develop business relationship.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview.

     Interactive Marketing provides comprehensive marketing services for proprietary consumer products in both the United States and worldwide. We began operations in August of 1999 and have primarily relied on one product, the Plumbers Secret, for the revenues realized to date. We have had a short operating history and a history of operating losses, however, management believes we are in the later stages of developing additional product lines to create a new source of revenue stream. During the third quarter, management decided to discontinue marketing the product line of the Plumbers Secret and to focus our efforts on new products we expect to launch within the next six months. During the quarter ended November 30, 2000 we recorded a loss of $623,747 resulting from the discontinuance of a product line. We are arranging for production of new infomercials, developing new packaging design and negotiating manufacturing for the new products we intend to launch within the next six months.

Results of Operations.

     Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and its wholly-owned subsidiary IMT's Plumber, Inc. and include the consolidation of IMT's Plumber, Inc's 50.01% members' interest in the Plumbers Secret, LLC.

                               Nine months ended       Three months ended
                                  November 30,             November 30,
                                2000        1999         2000        1999
                           ------------ ------------ ------------ ------------
Net Revenues               $       203  $         -  $         -  $         -

Net Loss from Operations    (1,081,393)    (462,339)    (594,208)   (176,163)

Total Income (Loss) of
 Discontinued Operations      (623,747)    (195,778)    (714,426)    161,324

Net (Loss)                   1,705,140     (658,117)  (1,308,634)    (14,839)

Loss Per Share             $      (.12) $      (.05) $      (.08) $        -


     As a result of the discontinuance of the product lines, revenues have been restated for the November 30 three month and six month periods of 2000 and 1999. Accordingly, no revenues were recorded in the 1999 periods or the 2000 three month period.

     Total costs and expenses increased $618,214 and $418,045 for the 2000 nine month and three month periods, respectively, compared to the 1999 periods. Theses increase were primarily due to the impairment charge of $350,000 for the rights to the master audio recording we acquired in November of 1999. Within the next six months we will determine the best way to develop products from our audio masters in anticipation of releasing these compilations in fall and winter 2001. General and administrative costs have increased due to growth in our business of operations. Payroll costs are averaging $120,000 a quarter and general and administrative expenses approximately $100,000 a quarter. We have incurred interest costs of approximately $100,000 cumulatively through November 30, 2000 as a result of debt financing earlier this year, along with non-cash financing costs for warrants issued for the financing.

     We have recorded a total loss of discontinued operations of $623,747 and $714,426 for the 2000 nine and three month periods, respectively. This loss was related to management's decision to discontinue the Plumbers Secret product line. We believe that as a result of the gross margins steadily decreasing and the related high cost of royalties and promotional allowances it would be best to devote future marketing efforts to our new products under development. In addition the discontinuance resulted from the lack of sales in the direct response phase of marketing the product, as well as the lack of sales in the retail marketplace. This loss accounted for 34.2% of our net loss for the 2000 nine month period and 51.1% for the 2000 three month period.

     Our net loss for the nine months ended November 30, 2000 was $1,705,140 compared to $658,117 for the comparable period in 1999. Accordingly, the net loss for the 2000 three month period was $1,308,634 compared to $14,839 for the 1999 three month period. The increase in net loss is primarily attributable to the losses recorded for discontinued product line and approximately $634,200 of continuing operation expenses. As a result we recorded a net loss per share of $0.12 for the 2000 nine month period compared to $0.05 for the comparable 1999 period.

     Management believes that the rollout of two to four new products within the next six months could generate approximate gross revenues in the amount of $1 to $3 million. The products that are currently being readied for rollout are the Strike Jacket EFL, a fishing product; the Wonder Wrench, a wrench that can take the place of an entire set of wrenches; the Prime Healthcare Benefits Plan, a discount card that will save from 10-60% of the cost of prescriptions, vision, hearing, dental and chiropractic; and "Day in the Life, The Lost Beatles Archives", a coffee table book of never before available Beatles photos.

     It should be noted that a strong positive public reaction to our products could produce significantly higher revenues and, contrastly, lack of public reaction could result in a shortage of working capital which may negatively impact our ability to sell the product. Approximately $400,000 has been spent to date on developing four new products, including filming of infomercials, packaging design and sampling, as well as manufacturing samples.

     Other than the introduction of new product lines and the discontinuance of the Plumbers Secret product, we are unaware of any known trends, events or uncertainties that are reasonably likely to impact revenues from operations. However, we may experience significant fluctuations in operating results in future periods due to a variety of factors, including but not limited to, the following factors:

        * We will need additional financing in order to carry out our new business plan and management cannot assure that we will be successful in obtaining such financing. Failure to obtain necessary financing could have a material adverse impact on our operations.
        * Sales from some of our products are yet to be tested in the retail environment.
        * We must continue to obtain new products and customers as reasonable costs, retain customers and encourage repeat purchases.
        * We need to develop our customer base for each product through multiple marketing channels, which include the following: (I) Development of an aggressive marketing campaign using a combination of online and traditional marketing: (II) by entering into linking arrangements with other web sites: and (III) using direct marketing techniques to target new and existing customers with personalized communications.

Liquidity and Capital Resources

     As of November 30, 2000, we had a cash balance of approximately $12,000 with total assets of $948,583 and total current liabilities of $1,542,847. We have an accumulated deficit of $2,702,804. For the nine months ended November 30, 2000 we used $100,166 in cash for operations compared to $928,140 of cash used for the 1999 nine month period. For the 2000 and 1999 nine month periods we recorded $135,382 and $119,758 for discontinued operations.

     Net cash provided by financing activities for the nine months of 2000 was $75,000 compared to $1,239,050 of cash provided for the nine months of 1999. In April and May of 2000 we received a total of $176,000 in loans from two officers which were repaid as of August 31, 2000. Mr. Haehn loaned us $100,000 and Mr. Lang loaned us $76,000. In the third quarter of 2000, Mr. Haehn loaned us an additional $25,000 and Mr. Lang loaned us an additional $50,000. Sales of our common stock provided $1,194,050 for the 1999 nine month period.

     Starting in March of 2000 we conducted a private placement offering for an aggregate offering price of $600,000 and realized net proceeds of $517,000. However, pursuant to the terms of the private placement, the notes matured on May 31, 2000 and we repaid the $600,000 obligation.

     We have no plans to purchase significant equipment or make other capital expenditures within the next twelve months. We have monthly lease commitments for our office space of approximately $5,400. Interactive Marketing was committed to lend The Plumbers Secret LLC up to $150,000 as an initial capital contribution. Management is evaluating our obligations under this agreement and negotiating a settlement of outstanding royalty obligations related to the Plumbers Secret. The Wonder Wrench agreement requires us to purchase 300,000 units at a cost of $5.00 per unit during the first year of marketing. To date we have purchased 25,000 units. In addition, according to the terms of our marketing agreements with the product owners we are obligated to share profits and/or pay royalties on any products we sell.

Financing
---------

     In the short term we anticipate that our operations will be funded by proceeds from the agreement with Thane International, Inc. discussed in more detail in Part II, Item 5, below. Thane is an international direct response business who, pursuant to the agreement, will pay for all marketing and manufacturing of certain products and will share equally in net profits. Thane will purchase our current inventory of product that totals $163,000 and will have an option on any new products acquired by Interactive Marketing.

     We anticipate that our long-term liquidity sources will be primarily product revenues. We expect new products to provide the necessary revenues to fund operations. We are in the process of developing marketing programs for at least four to five new products that we expect to launch within the next six months. However, expenses such as production costs, royalties and fulfillment costs will offset these revenues. A shooting schedule for the production of three infomercials is currently being planned. Management is reviewing various product cost bids and is discussing with major retailers the selling of these new products.

     In the event revenues are insufficient to fund our operations, management expects to rely on sales of our common stock and/or debt financing for needed funds. Management contemplates that if additional capital is required, it will be provided by private placements of our common stock or debt financing. We intend to complete any private placements pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also not that if we issue more shares of our common stock our shareholders may experience dilution in the value of their common stock.

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


                   PART II.  OTHER INFORMATION

ITEM 5: OTHER INFORMATION

     In an arm's-length transaction, we entered into an Exclusive Manufacturing & Marketing Agreement, dated January 16, 2001, with Thane International, Inc., a Delaware corporation. Thane is an international marketing firm with offices located in La Quinta, California. We granted Thane the exclusive right to broadcast and market certain products of Interactive Marketing for a term of five years. In consideration for the exclusive right, Thane agreed to advance $36,000 to us on signing and to pay us each month 50% of adjusted revenues, as defined in the agreement, from sales of our products. Thane has agreed to pay any royalties owed to the owners of the products under previous agreements with Interactive Marketing directly to those owners.

     We granted Thane the exclusive rights to the Strike Jacket EFL , the Prime Healthcare Benefits Plan, the Wonder Wrench , the Drain Magic, the Lost Beatles Archives, and the Jewelry Line. We agreed to provide any infomercials, spots or support materials to Thane and we are obligated to perfect patent applications and to defend intellectual property rights. Thane also has the first option to obtain exclusive rights to any future products we develop or acquire the rights to. Thane intends to market test each product and in the event the product fails such market test, then the rights to that product revert to Interactive Marketing and the terms of the agreement no longer apply
to that product.   The agreement may be extended or terminated by mutual
written agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part I: Exhibits.

Exhibit #     Description

10.1 Exclusive Manufacturing & Marketing Agreement between Interactive Marketing and Thane International, Inc., dated January 16, 2001.


(b)  Reports on Form 8-K.

     None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INTERACTIVE MARKETING TECHNOLOGY, INC.


Date: Jan 19,  2001          By /s/ Sandy Lang
                               _______________________________________
                                    Sandy Lang, CEO and Chairman of the Board



                                 /s/ Gregory Haehn
                             By__________________________________________
                                     Gregory Haehn, President, Treasurer and
                                     Director