Form 10KSB
period 2001-02-28
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2001-06-14
CIK 1096617

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                 Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended: February 28, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File No.  000-29019

                   INTERACTIVE MARKETING TECHNOLOGY, INC.
            (Exact Name of Registrant as Specified in its Charter)

NEVADA                                             22-3617931
(State of incorporation)               (I.R.S.  Employer Identification No.)

3575 Cahuenga Boulevard West, Suite 390, Hollywood, California      90068
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number, including area code: (323) 874-4484

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exhange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [  ]

State issuer's revenue for its most recent fiscal year $3,000,000.

As of May 11, 2001 the registrant had 15,873,667 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $676,730.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes     No X

                              Table of Contents

                                    PART I

Item 1:  Description of Business............................................ 3
Item 2:  Description of Property............................................ 9
Item 3:  Legal Proceedings.................................................. 9
Item 4:  Submission of Matters to a Vote of Security Holders................ 9

                                   PART II

Item 5: Market for Common Equity and Related Stockholder Matters............ 9
Item 6: Management's Discussion and Analysis or Plan of Operations..........12
Item 7: Financial Statements................................................15
Item 8: Changes in Accountants..............................................15

                                   PART III

Item 9:  Directors, Executive Officers, Promoters, and Control Persons,
          and Compliance With Section 16(a) of the Exchange Act.............16
Item 10: Executive Compensation.............................................17
Item 11: Security Ownership of Certain Beneficial Owners and Management.....18
Item 12: Certain Relationships and Related Transactions.....................19
Item 13: Exhibits and Reports on Form 8-K.................................. 19

                          FORWARD LOOKING STATEMENTS

      In this report references to "Interactive Marketing," "we," "us," and "our" refer to Interactive Marketing Technology, Inc.

      This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Interactive Marketing's control. These factors include but are not limited to economic conditions generally and in the industries in which Interactive Marketing may participate; competition within Interactive Marketing's chosen industry, including competition from much larger competitors; technological advances and failure by Interactive Marketing to successfully develop business relationships.


                                    PART I

                       ITEM 1: DESCRIPTION OF BUSINESS

Historical Development

     We were incorporated in the state of Nevada as Shur De Cor, Inc. on August 14, 1987. By 1999 Shur De Cor was a public company with no operations searching for a business opportunity. Shur De Cor merged with Interactive Marketing Technology, Inc., a New Jersey corporation ("Interactive New Jersey"), in an arm's length transaction in March of 1999. Interactive New Jersey was engaged in the business of direct marketing of consumer products and desired to become a public company.

     Shur De Cor was the surviving corporation and, for legal purposes, changed its name to Interactive Marketing Technology, Inc. Shur De Cor's management resigned and the management of Interactive New Jersey filled the vacancies. Also, the former shareholders of Interactive New Jersey obtained 50% of our total voting power at that time. (See, "Part II, Item 6:
Management's Discussion and Analysis -  Reverse Merger Treatment," below.)

      We have a wholly owned subsidiary called IMT's Plumber, Inc., which is a New Jersey corporation. IMT's Plumber was formed on February 4, 1999 to be a member of the Plumber's Secret, L.L.C., a New Jersey limited liability company. We assigned our exclusive rights to a product called The Plumbers Secret to IMT's Plumber, Inc. in June 1998 and The Plumbers Secret LLC was formed to market that product. IMT's Plumber is a 50.01% member of The Plumber's Secret, L.L.C. with Vila Enterprises, L.L.C., an entity formed by Bob Vila, a popular home-improvement expert, as the other member. The Plumber's Secret, L.L.C. operating agreement provides that all day-to-day management decisions of The Plumber's Secret L.L.C. are to be made by IMT's Plumber, Inc. During fiscal year 2001we discontinued the Plumbers Secret product line.

      Business

      Interactive Marketing is engaged in the direct marketing and retail of proprietary consumer products in the United States and worldwide. We facilitate the design and manufacture of products and develop market strategies for such products. Our goal is to generate awareness of new and better products for the home and family and we intend to develop consumer brand recognition of our products in the marketplace. When appropriate, we may contract with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We manage all phases of our direct marketing programs and retail marketing for the products we sell, including:

     .     Product selection, testing and development
     .     Securing all necessary or appropriate rights to the product
     .     Supervision of the manufacturing process, quality control and packaging
     .     Production and broadcast of infomercials and commercials
     .     In-bound telemarketing, order fulfillment and customer service
     .     Print advertisements

     Interactive Marketing searches out independent third parties who have invented or patented a product that we believe can be marketed to the public or we may invent or patent a product. We attempt to develop new product ideas from a variety of sources including inventors, suppliers, trade shows, industry conferences and strategic alliances with manufacturing and consumer product companies. Initially, we evaluate whether the product is commercially viable by assessing the suitability of a product for television demonstration and explanation, the perceived value of the product to the consumer, the ability to obtain an adequate supply of the product and the estimated profitability of the product.

     Once we conclude that the product will be commercially viable we attempt to obtain the rights to the product. We then negotiate licensing arrangements with the third parties that own the patent or the rights to the product. Generally, these licensing arrangements involve a combination of up-front advances and/or royalties payable based upon sales or profits of the product. We ordinarily seek exclusive worldwide rights to sell and to use all means of distribution. However, we may be unsuccessful in obtaining such broad rights and may acquire only limited rights. We have negotiated licenses and marketing agreements for several products. (See, "Principal Products," below).

     Once we have obtained the rights to market a product we may decide to enhance the product to increase its marketability by changing the product itself or altering its trade name, packaging, etc. Depending on the product, we may place an order with a third-party vendor to manufacture between 15,000 and 35,000 units. That amount is typically allocated for direct response television sales only. Prior to marketing a product for domestic retail we place another order with the manufacturer to cover the anticipated sales to the retail market. We use this procedure to ensure we and our retailers have enough lead-time to fill the demands for our products.

     During fiscal year 2001 we did not expend any funds for research and development for proprietary formulation. During the 2000 fiscal year we spent $5,700 for research and development. We expect to market products for home and business related to fitness, nutrition, tools, health care, golf, fishing and books.

Principal Products

     During the fiscal year ended February 28, 2001, we planned to launch four to five new products; however, we have lacked adequate funding to complete development of the products. In the third quarter of fiscal year 2001, management decided to discontinue marketing of the Plumbers Secret product line in order to focus our efforts on new products we expected to launch. We remain in the development stage for the following products, and have generated $104,105 revenues from product sales for the 2001 fiscal year. The following discussions involve forward looking statements regarding these products that involve substantial risks and uncertainties. We cannot assure that we will be able to finalize licensing or marketing agreements for these products, or that we will be able to finance the production of the products, or that the products will prove to be marketable or successful.

     Strike Jacket EFL. The EFL Fishing Lure is a patented latex plastic in the shape of a fish and when the EFL Fishing Lure is put over a crank bait the bait feels like a fish and moves like a fish. This product was developed by screen and television star, Christopher Atkins, with the help of Hollywood special effects artists. We were granted a license to manufacture and market this product in December 1999. During fiscal year 2001 we expended $139,166 on this product and have completed production of an infomercial and have started the manufacture of this product. We expect to begin the marketing of this product within the next fiscal year.

     Wonder Wrench. In January of 2000 we entered into a sales and distribution agreement with Lacrex SA of Switzerland which granted us the exclusive North America rights to market the Lacrex Universal Wrench. This wrench can loosen a range of nuts and bolts and can take the place of a full set of wrenches at a fraction of the cost. The head of the wrench has a range of 180 degrees giving it the ability to get into difficult locations. We have completed a two-minute spot for this product and intend to solicit distribution agreements with direct response television programs, such as, QVC and Home Shopping Network. Pursuant to our agreement with Lacrex we are obligated to purchase 300,000 units at $5.00 per unit during the first year and as of February 28, 2001 we have purchased 25,000 units of this product.

     Prime Healthcare Benefits Plan. This plan is designed to save subscribers anywhere from 10-60% in the areas of prescriptions, vision, hearing, dental, chiropractic and medical services. We have arranged for Discount Development Services, L.L.C., an Illinois limited liability company, to administer the Healthcare Plan while we promote and enroll members in the plan. Our targeted market is the over forty-five million Americans who do not have any health coverage whatsoever along with the millions whose insurance do not cover these crucial areas. The Prime Healthcare Benefits Plan is not insurance so everyone is eligible to enjoy the savings. One membership is good for the entire family. This is a continuity program and we believe that we will have a 60-70% retention factor for at least two years. We intend to use a two-minute spot to market this program and are currently investigating financing for the marketing of this plan. As of the date of this filing we have not entered into any understanding or agreement with any person, or persons, related to the financing of this project.

     Lost Beatles Archive ("Beatles Book"). In September 2000 we acquired the exclusive worldwide distribution rights to five hundred photo negatives of the Beatles that were recently discovered in a London attic. One hundred of these negatives have already been put together in the form of a cocktail table book entitled, Days In The Life, The Lost Beatles Archives. We expect to solicit distribution agreements for this product with direct response television programs, such as, QVC and Home Shopping Network.

     Tom House Physical Fitness. In December of 1999 Interactive Marketing and Tom House signed a letter of intent to market Dr. House's fitness products. Tom House is a retired major-league pitcher who has a Ph.D. in psychology and a consultant, performance analyst and sports psychologist, as well as a trainer of elite athletes. We anticipate that the Tom House Physical Fitness products will include training equipment that weighs less than one pound, training tapes and nutritional supplements which will provide body development necessary for a person's needs whether at home, the office or
while traveling.   We hope to develop a specific fitness product for a full
body workout; however, the development of the nutritional supplements has been delayed.

     Jewelry Line. We are developing a line of jewelry which uses a man-made stone called moissanite. Moissanite looks like a diamond and cannot be discerned from a diamond when a thermal test is administered to the stone. We anticipate a line of seventeen different designs incorporating the moissanite stones, which we hope to market on direct response television.

Sales and Marketing

     Once we obtain the rights to market a product, we develop what we believe will be the most effective marketing strategy. Strategies may include one or more of the following:

     . Direct response television (transactional television programming known as infomercials)
     .     Spot buying (30 seconds to two minute commercial spots)
     .     Catalogs
     .     Direct mail
     .     Direct response print ads
     .     Television home-shopping programs

     .     Credit card statement inserts
     .     Membership programs
     .     Internet marketing
     .     Retail
     .     International marketing
     .     Print advertising

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

     When we decide to bring a product to market, we may arrange for the production of a direct response television program ("infomercial") that can provide in-depth demonstration and/or explanations of our product. The duration of these productions may vary from one to sixty minutes. We attempt to present the product in an entertaining and informative manner, and may use a variety of program formats including live talk shows and paid live studio audience programs. Our infomercials are produced in-house or by independent production companies with experience in the infomercial field. We expect the production of an infomercial, through editing, to take approximately from one month up to six weeks to complete, at a cost typically ranging from approximately $75,000 to $200,000 per infomercial. The production of two minute spots usually range from $25,000 to $50,000. Additional costs may include fees paid to hosts and spokespersons.

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

     Our infomercials periodically display on the television screen during the broadcast an "800" telephone number and our Web site, www.shopimt.com, which a customer can call or visit to order a product. We contract with third-party vendors to provide in-bound telemarketing for a fee based principally on the number and length of telephone calls answered. In-bound telemarketers electronically transmit orders to our third-party vendors where the product is packaged and shipped. We expect the in-bound telemarketer to promote "up-sell," which are other complementary and/or additional products related to the product from which the inquiry is received. Such sales efforts will be orchestrated by our marketing personnel who will script the sales approaches for the telemarketing personnel.

     We believe that an opportunity exists for the retailing of our consumer products on the Internet. By directly offering products through our own Web site, we interact with customers in real-time and are able to frequently adjust the product mix, pricing and visual presentation. In addition, we can more easily obtain extensive demographic and behavioral data about our customers, provide them with greater direct marketing opportunities and offer a more personalized shopping experience. Also, the Internet provides the convenience of home shopping and 24-hour-a-day, seven-days-a-week operation, available to any location, foreign and domestic, that has access to the Internet. In December of 1999 we agreed to link our web site with Bob Vila's web site, www.BobVila.com, which is an interactive site specializing in home improvements. We also intend to create links with other web sites to promote and sell our products.

     In January 2001 we entered into an Exclusive Manufacturing & Marketing Agreement with Thane International, Inc., a Delaware corporation. Thane is an international marketing firm with offices located in La Quinta, California.
We granted Thane the exclusive rights to the Strike Jacket EFL , the Prime Healthcare Benefits Plan, the Wonder Wrench , the Drain Magic, the Lost Beatles Archives, and a new jewelry product line. Under the agreement Thane is obligated to fund the manufacture and marketing of the products. We agreed to provide any infomercials, spots or support materials to Thane and we are obligated to perfect patent applications and to defend intellectual property rights. Thane also has the first option to obtain exclusive rights to any future products we develop or acquire the rights to. Thane intends to test market each product and in the event the product fails such market test, then the rights to that product revert to Interactive Marketing and the terms of the agreement no longer apply to that product. The agreement may be extended or terminated by mutual written agreement.

Principal Suppliers


     We rely on third party vendors and manufacturers for our products. We contact several vendors until we find the combination of quality manufacturing for a reasonable price. We regularly search for new suppliers to insure that we and our customers are always assured the best product. We monitor the availability of our products and promptly adjust our direct marketing campaign if and when a product cannot be adequately supplied. However, such adjustment may not always be possible in the short term. Management believes the loss of one or more of these vendors should not result in a material adverse affect on our operations because our policy is to use a secondary vendor for smaller quantities which allows us to replace the primary vendor within 30-45 days.

Distribution

    We rely on third parties to distribute our products and use fulfillment centers to handle sales from direct response television and the Internet. Under our agreement with Thane International, it is responsible to complete the delivery of our products. Fulfillment centers usually receive merchandise from manufacturers, inspect merchandise for damage or defects, store product for later delivery, assemble the product as required, package and ship the products and processes customer returns. We use bulk shippers to deliver products to customers in the United States. In certain instances, the manufacturer of the product ships orders directly to the customer.

     Each customer is charged a shipping and handling fee, which varies by product. The majority of customer payments are made by credit card over the telephone, with the remainder paid by check. No product is shipped C.O.D. and we will not ship a product until payment has been received and cleared.

     In addition to direct response television we rely on our management and independent sales representatives to market our products. During fiscal year 2001 we entered into an informal agreement with Leisure Marketing to retail our products. Leisure Marketing has had twenty-five years experience with retail sales and direct response television sales. In July of 1999 we began development of an international retail and independent distributor network.
We rely on independent distributors to market our products in various foreign countries. Sales to our independent distributors are at a fixed price and all sales are final with no guaranteed sales provisions.

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

Major Customers

     During fiscal year 2001, we relied on two major customers, QVC and Sam's Club, for 95% of our total Plumber's Secret sales. Since we have discontinued that product line the majority of our continuing sales have come from the sale of our inventory of products to Thane International.

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

Government Regulations

     Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies. The products we sell are subject to the evaluation by the Consumer Products Safety Commission ("CPSC") which protects the public from unreasonable risk of injuries and death associated with consumer products. The advertising and marketing of our products is regulated by the Federal Trade Commission ("FTC") and the Federal Communications Commission, ("FCC"), which enforce consumer protection laws in regards to truth in advertising. When we rely on the U.S. Mail for shipment of our products the United States Post Office regulates the types of products and the manner in which they may be distributed to our customers. Each state has various comparable agencies or laws that States' Attorneys General enforce in the areas of consumer protection. These statutes, rules and regulations which are applicable to our operations and to our products are numerous, complex and subject to change. Our international independent distributors are subject to the laws and regulations in those countries in which they sell or market our products.

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

     We collect and remit sales tax in the states where we have a physical presence; however, certain states in which our only activity is direct response television and Internet marketing have attempted to require direct marketers, such as Interactive Marketing, to collect and remit sales tax on sales to customers residing in such states. We are prepared to collect sales taxes for other states if laws are passed requiring such collection. We do not believe that a change in the laws requiring the collection of sales taxes will have a material adverse effect on our financial condition or results of operations.

Employees

     Currently we have three full-time employees and one part-time employee. We think we have good relations with our employees and none are subject to a collective bargaining agreement.

Reports to Security Holders.

     We are required to comply with the reporting requirements of the Exchange Act. We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). We also are subject to the proxy solicitation requirements of the Exchange Act and, accordingly, will furnish an annual report with audited financial statements to our stockholders. Copies of these materials that we file with the SEC may be inspected, without charge, at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. Also, we are an electronic filer and copies of these materials should be available through the Internet by using the SEC's EDGAR Archive, which is located at http://www.sec.gov.


                       ITEM 2: DESCRIPTION OF PROPERTY

     Our principal offices are located in Hollywood, California. The property is a six story office building made of brick and glass which is in good condition. We lease approximately 2,500 square feet which includes six offices, a conference room, kitchen and stock room. This property should be adequate for the immediate future. Our monthly rent begins at $5,399 and increases 3% per annum plus escalation costs over a five year period. This lease will expire in September of 2004.


                          ITEM 3: LEGAL PROCEEDINGS

     We may be involved from time to time in various claims, lawsuits and disputes with third parties incidental to our normal business operations. We currently are not involved in such litigation which management believes could have a material adverse affect on our financial position and results of operations.


         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of security holders during the past fiscal year.


                                   PART II

                       ITEM 5: MARKET FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "IAMK." The following table represents the range of the high and low bid prices converted to decimals, of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending February 28, 2001. There was no trading activity prior to April 1999 and during April 2000 through August 2000 our shares were traded on the National Quotation Bureau Pink Sheets. These are bid quotations which represent prices between broker-dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year           Quarter Ended       High Bid          Low Bid
-------------------------------------------------------------------
2000                  May 31, 1999        $7.63             $3.25
                      August 31, 1999      3.94              2.00
                      November 30, 1999    2.56              0.75
                      February 29, 2000    1.91              0.69

2001                  May 31, 2000        $2.38             $1.13
                      August 31, 2000      0.48              0.11
                      November 30, 2000    0.31              0.06
                      February 28, 2001    0.18              0.06


Holders

     We have approximately 62 stockholders of record as of May 11, 2001 and have granted options to purchase 2,642,000 common shares and warrants to purchase 375,000 common shares.

Dividends

     We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. In addition, it is anticipated that the terms of future debt and/or equity financing may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on the common stock is unlikely. However, payment of future dividends will be determined from time to time by our board of directors, based upon our future earnings, financial condition, capital requirements and other factors. We are not presently subject to any restriction on our present or future liability to pay any dividends.

Recent Sales of Unregistered Securities

     The following discussion describes all securities we have sold without registration within the past three years:

     On December 22, 1998, Shur De Cor issued 60,000 pre-split shares of common stock, valued at $600, to James Glavas, our then President, services rendered on our behalf. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On January 26, 1999, Shur De Cor issued 50,000 pre-split shares of common stock, valued at $500, to Principal Holdings, Inc. for investment banking services rendered on our behalf. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On February 15, 1999, pursuant to Rule 504, Shur De Cor offered 2,000,000
shares of common stock for an aggregate offering price of $50,000.   Sixteen
(16) investors purchased 2,000,000 common shares for the $50,000 aggregate offering price No underwriting discounts or commissions were paid for this offering. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 504 limited offering in which the aggregate offering was not more than $1 million in a twelve month period.

     In March 13, 1999 Shur De Cor issued 12,404,000 shares to the shareholders of Interactive Marketing New Jersey in exchange for 100% of their shares in that company. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On April 13, 1999 we sold 285,000 common shares for $949,050 to Stratus Investco S.A. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On November 1, 1999, we sold 295,000 common shares to Finks Consultancy Limited for $245,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On November 19, 1999, we issued 2,000,000 common shares to Planet Entertainment Corporation to acquire the non-exclusive rights to 5,000 master audio recordings valued at $600,000. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     In April 2000, we closed a private placement with an aggregate offering price of $600,000. We offered six units to accredited investors and each unit consisted of one $100,000 convertible secured promissory note at 12% per annum and warrants to purchase 50,000 shares of our common stock. We sold a total of six units, an aggregate of 300,000 warrants, to twelve accredited investors for $600,000. The placement agent, M.S. Farrell & Co., Inc., received a 10% commission for all units sold, a 2 1/2% nonaccountable expense allowance and warrants for 60,000 common shares exercisable at $1.25, which expire through March 2005. The total warrants were valued at $252,000, have an exercise price of $1.25 per share and expire through April 12, 2005. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering in which the aggregate offering was not more than $5 million in a twelve month period.

     On May 4, 2000, we granted stock options to purchase 750,000 common shares to Gregory Haehn, an employee, in consideration for services rendered on our behalf. These options were valued at $164,250, vest in three equal installments over a three year period, have an exercise price of $0.25 and expire through May 4, 2005. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On July 16, 2000, we granted stock options to purchase an aggregate of 442,000 shares to fifteen consultants and third party vendors in consideration for services. These options were valued at $110,000 based on a Black-scholes valuation, have an exercise price of $0.25 and expire through June 16, 2005. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On July 16, 2000, we granted stock options to purchase an aggregate of 1,150,000 shares to four employees as an incentive for their continued service. These options have an exercise price of $0.25 and expire through June 16, 2005. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On September 6, 2000, we granted stock options to purchase 300,000 common shares to Star Publishing, Inc. for the rights to the Beatles photo negatives. These options were valued at $75,500 based on a Black-scholes valuation, have an exercise price of $0.25 and expire through September 6, 2003. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     On September 6, 2000, we granted warrants to purchase 15,000 common shares to Gallagher & Company in consideration for marketing consulting services. These warrants were valued at $3,750 based on a Black-scholes valuation, have an exercise price of $0.25 and expire through September 8, 2003. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     In September 2000, we issued 100,000 common shares, valued at $45,300 to the law firm of Preyor, Cashman, Sherman & Flynn, LLP, in consideration for legal services rendered. We relied on an exemption from registration under the Securities Act provided by Section 4(2) as a private transaction not involving a public distribution.

     In each of the private transactions above, we believe that each purchaser
(i) was aware that the securities or the underlying securities were not registered under federal securities laws, (ii) acquired the securities for his/her/its own account for investment purposes of the federal securities laws, (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


      ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

     We began operations in August of 1999 and relied primarily on one product, the Plumbers Secret, for our revenues in fiscal years 2000 and 2001. In November 2000 management decided to focus our marketing efforts on our new product lines and discontinued The Plumbers Secret product line. As a result, we have recognized a loss from discontinued operations in our financial statements. The primary reasons for discontinuing this product line was due to our inability to maintain competitive pricing because of the related royalties, promotional allowances, commissions and other costs related to the product. Management expects revenues from the new products to satisfy a portion of our working capital needs in the short term; however, we must obtain debt and equity financing to continue long term operations.

Reverse Merger Treatment

     In April of 1999 Shur De Cor, a public shell company, merged with Interactive New Jersey. Shur De Cor, the Nevada corporation, was the surviving entity following the merger. The reverse merger was completed pursuant to a stock-for-stock exchange of 12,404,000 shares of the Shur De Cor's common stock for 100% of the outstanding stock, 2,500 shares, of Interactive New Jersey. The merger was structured as a tax free stock-for-stock exchange according to Section 368(a)(1)(B) of the Internal
Revenue Code of 1986, as amended.   As a result of the merger Shur De Cor
changed its name to Interactive Marketing Technology, Inc. and acquired the business operations, products and assets of Interactive New Jersey. For accounting purposes, Interactive New Jersey acquired Shur De Cor.

IMT's Plumber, Inc.

     In February 1999 IMT's Plumber, Inc., our subsidiary, became a member of The Plumber's Secret L.L.C. and on March 16, 1999, the members of The Plumber's Secret L.L.C. agreed to amend the original operating agreement. The members agreed that the initial capital contribution by both members would be approximately $100,000 each, rather than $1,000 as agreed to in the original operating agreement. IMT's Plumber committed to lend The Plumber's Secret L.L.C. up to $150,000, rather than the original $250,000.

     The members agreed to distribute net cash available equally until $500,000 was generated. After $500,000 in net cash was generated, IMT's Plumber will receive a preferred return on its capital contribution, receiving net cash available until the principal and interest of its loan to the L.L.C. are paid in full. The operating agreement provides that $100,000 will be paid to B.V.T.V., Inc., which employs Bob Vila, for advertising and promoting the product in an infomercial; however, the $100,000 fee has been applied towards the required initial contribution as such services were performed. During fiscal year 2001 and 2000, the Plumber's Secret L.L.C. incurred losses from operations totaling $161,474 and $423,325, respectively, and since B.V.T.V is not obligated under the agreement to make good for losses in excess of the $100,000, its interest is not recorded in our consolidated balance sheet or in the consolidated statements of operations for fiscal 2001. Due to the discontinuance of the Plumbers Secret product line we have classified all remaining assets and liabilities in net liabilities from discontinued operations in our consolidated financial statements.

Results of Operations

     Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and its wholly owned subsidiary IMT's Plumber, Inc., reflecting its
50.01% members' interest in the Plumbers Secret, LLC.   The following table
summarizes our operations for the years ended February 28, 2001 and February 29, 2000.




                                          Year ended          Year Ended
                                       February 28, 2001   February 29, 2000
                                       -----------------   -----------------
Net sales                              $        104,105    $         30,187
Costs of sales                                  117,924               3,237
                                       -----------------   -----------------
Gross profit (loss)                             (13,819)             26,950

Operating expenses

   Employee compensation                        254,679             197,060
   Depreciation and amortization                 53,483              24,779
   Loss impairment of long-lived assets         350,000                   -
   Selling, general and administrative          727,040             334,570
                                       -----------------   -----------------
          Total operating expenses            1,385,202             556,409
                                       -----------------   -----------------

Operating loss                               (1,399,021)           (529,459)
                                       -----------------   -----------------

Interest expense                               (347,750)             (3,400)
                                       -----------------   -----------------

Loss from continuing operations              (1,747,571)           (533,659)

Loss from discontinued operations              (407,656)           (423,325)
                                       -----------------   -----------------

Net loss                                     (2,155,227)           (956,984)
                                       =================   =================

Net loss per share                     $          (0.14)   $          (0.05)



     Comparison of 2001 and 2000 Year End Periods. Following is a comparison of our operating results for the year ended February 28, 2001 with the year ended February 29, 2000.

     We recognize revenues when our product is shipped to the customer. Net sales from continuing operations increased $73,918 in the 2001 fiscal year compared to the 2000 fiscal year. The revenues were primarily a result of the sale of our product inventory to Thane International. Cost of sales from continuing operations, which include the cost of the product and shipping of the product, increased $114,687 in the 2001 fiscal year primarily due to the purchase of product, such as the Wonder Wrench units. As a result of the increase in cost of sales, we posted a gross loss from continuing operations of $13,819 for the 2001 fiscal year compared to a gross profit from continuing operations of $26,950 for the 2000 fiscal year.

     Total operating expenses increased $828,793 in 2001 compared to 2000, with $350,000 of the increase resulting from the recognition of an impairment loss related to the write down of the master audio recordings we acquired in November of 1999. Also, selling, general and administrative expenses increased $392,470 and were 52.5% of the total operating expenses for the 2001 fiscal year compared to 60.1% of total operating expenses in fiscal year 2000. These expenses increased in fiscal year 2001 due to costs of development of our new products, related consulting expenses and royalties and commissions related to our products. Employee compensation increased $57,619 in the 2001 fiscal year but was 18.3% of total operating expenses compared to 35.4% of total operating expenses in the 2000 fiscal year. Depreciation and amortization expenses from continuing operations increased $28,704 in the 2001 fiscal year and were 3.9% of total operating expenses compared to 4.5% of total operating expenses in the 2000 fiscal year.

     Increased costs of sales and operating expenses resulted in an operating loss from continuing operations of $1,399,021, which represented an increase in loss from operations of $869,562 compared to fiscal year 2000. In addition, we recorded interest expense of $347,750, including an interest expense charge of $252,000 fair market value of the 360,000 warrants issued as part of our April 2000 private placement. Subsequently, we recorded a $407,656 and $423,325 loss from discontinued operations in 2001 and 2000, respectively, related to the discontinuance of the Plumbers Secret product line. Accordingly, we recorded a net loss of $2,155,227 for the 2001 fiscal year compared to a net loss of $956,984 for the fiscal year 2000, resulting in a net loss per share of $0.14 and $0.05, respectively.

Seasonal Trends

     Our market is not seasonal because our products are marketed with a direct response television media blitz, which is not related to the seasonal variables.

Factors Affecting Future Performance

     . We need additional financing in order to carry out our business plan and management cannot assure that we will be successful in obtaining such financing. Failure to obtain necessary financing could have a material adverse impact on our operations.
     . Sales from our products are unproven and some of our products are yet to be tested in the retail environment.
     . We must obtain new products and customers at reasonable costs, retain customers and encourage repeat purchases.
     . We need to develop our customer base through multiple marketing channels, which include the following: (i) Development of an aggressive marketing campaign using a combination of online and traditional marketing: (ii) Entering into linking arrangements with other web sites; and (iii) Using direct marketing techniques to target new and existing customers with personalized communications

Liquidity and Capital Resources

     As of February 28, 2001, we had a cash balance of $16,007 with total current assets of $177,717 and total current liabilities of $1,473,193. $1,075,258 of the total current liabilities represents net liabilities from our discontinued Plumbers Secret product line. We recorded an accumulated deficit of $3,152,891 and a net loss per share of $0.14 for the 2001 fiscal year.

      We have no plans to purchase significant equipment or make other capital expenditures within the next twelve months. We have monthly lease commitments for our office space of approximately $5,400, with future minimum annual lease payments of $250,000 through 2005. According to the terms of our marketing agreements with various product owners we are obligated to share profits and/or pay royalties on any products we sell. Management is evaluating our obligations under our agreement for the Plumbers Secret and is negotiating a settlement of outstanding royalty obligations of $540,000 related to that product. The Wonder Wrench agreement requires us to purchase 300,000 units at a cost of $5.00 per unit during the first year of marketing and to date we have purchased 25,000 units. Pursuant to our marketing agreement with Thane International, Thane has agreed to pay directly to product owners any royalties owed to them under previous agreements with Interactive Marketing. In addition, Thane agreed to advance $36,000 to us on signing and agreed to pay 50% of adjusted revenues each month from the sale of the products.

     For the 2001 fiscal year, net cash used for operations was $89,861 compared to $848,066 net cash used for the 2000 fiscal year. Net cash used in investing activities related to investments in property, equipment and IMT's Plumbers, Inc. were $139,398 for the 2001 fiscal year compared to $143,968 for the 2000 fiscal year.

     Net cash used in financing activities for the 2001 fiscal year was $7,000 compared to net cash of $1,239,050 provided by financing activities for the 2000 fiscal year. The primary source of financing during the 2000 fiscal year was the sale of an aggregate of 580,000 common shares to two investors for $1,194,050. Then in the 2001 fiscal year we borrowed $256,000 from our officers, directors and shareholders, of which we have repaid $180,000. (See, Item 12: "Certain Relationships and Related Transactions", below.) In that fiscal year, we also conducted a private offering for $600,000 in which we sold units comprised of convertible notes payable and warrants to purchase common shares. The notes payable accrued interest at 12% and were convertible at any time at $1.25 per share. Warrants to purchase 360,000 common shares at an exercise price of $1.25 per share, expiring through April 2005, were sold. We realized net proceeds of $517,000, but were required to repay the notes payable shortly thereafter.

     Management intends to fund operations through increased sales from the release of new products in fiscal year 2002. However, we will need to seek additional debt and equity financing to fund our long-term operations. Management contemplates that such capital will be provided by private placements of our common stock or debt financing. We intend to complete any private placements pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value of their common stock.

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

Going Concern

     Our independent auditors, Corbin & Wertz, C.P.A's, have stated in their report included in this report, that because we have a negative working capital of $1,295,476 and an accumulated deficit of $3,152,891 at February 28, 2001, and a history of losses from operations through February 28, 2001.
These factors, among others, raise substantial doubt about our ability to continue as a going concern.

                         ITEM 7: FINANCIAL STATEMENTS

     Reference is made to the financial statements for the years ended February 28, 2001 and February 29, 2000 which are attached to this annual report.


            ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     As previously reported, on April 6, 2001, we engaged Corbin & Wertz, Certified Public Accountants, as our independent auditors. We engaged Corbin & Wertz as a result of the resignation on February 1, 2001, per our

Board's request, of our former auditors, Moore Stephens, P.C., Certified Public Accountants. Moore Stephens, P.C. had been Interactive New Jersey's auditors and replaced Crouch, Bierwolf and Chisholm on April 7, 1999, pursuant to the merger agreement between Shur De Cor and Interactive New Jersey.


                                   PART III

    ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

     Our directors and executive officers are listed below, along with their respective ages and positions and biographical information. Our articles of incorporation provide for a board of directors consisting of three persons who serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors or executive officers.

     Name             Age    Position Held
     _______________________________________________________________________

     Sandy Lang       55     President, Chairman of the Board and Chief
                             Executive Officer

     Martin Goldrod   59     Secretary and Director

     Johnny Bench     53     Director


     Sanford "Sandy" A. Lang. Mr. Lang served as our President from April 1999 through April 2000, then from March 2001 through the present. He has served as Chairman of the Board and Chief Executive Officer since May 2000. Mr. Lang has over 25 years of experience in creative media production. From June 1995 until April 1999 he was Chairman of The Board of The Secret, Inc., a company involved in marketing a golf training program. He served as president of domestic sales for Epic Films from August 1989 to June of 1995. He has been involved with syndicated television shows and feature films, televised game shows and computer graphics for television stations.

     Martin Goldrod.   Mr. Goldrod has served as our Secretary since April 7,
2000. He has been employed as a Vice President of Interactive Marketing since April 1999. From 1992 through 1999 he was self-employed as a marketing consultant in Los Angeles, California. He has over 25 years experience in management and promotion on the local, regional and national level related to record companies such as Capital Records, Arista Records and Mercury Records.

     Johnny Bench. Mr. Bench has served as our Director since April 1999. During the past five years he has derived the majority of his income from his notoriety as a Hall of Fame baseball player. He also has worked in radio and television broadcasting related to baseball. During 1997 he was the owner and C.E.O. of JB Enterprises, Inc. which manufactured and distributed golf equipment.

b)    Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Interactive Marketing with copies of all Section 16(a) reports they file. Based solely upon our review of the forms furnished to us during the fiscal year ended February 28, 2001, Mr. Gregory Haehn filed late a Form 3 and Mr. Sandy Lang filed late one Form 4.


                       ITEM 10: EXECUTIVE COMPENSATION

     The following table shows the compensation paid in all capacities to our named executive officers whose total salary and bonus exceeded $100,000 for the for fiscal years 2001 and 2000.



                          SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                       -------------------------------
                                Annual Compensation        Awards              Payouts
                          ---------------------------- ----------------------- -------
Name                                          Other                 Securities         All
and                                           Annual    Restricted  Underlying         Other
Principal           Fiscal                    Compensa- Stock       Options/   LTIP    Compensa-
Position            Year   Salary    Bonus    sation    Awards      SAR's(#)   Payouts tion
-------------------------------------------------------------------------------------------------
Sandy A. Lang       2001   $150,000  $0       $0        $0            600,000  $0       $0
President and CEO   2000    131,250   0        0         0                  0   0        0
                    1999     50,000   0        0         0                  0   0        0

Gregory Haehn       2001   $      0  $0       $0        $0          1,050,000  $0       $0
Former President    2000          0   0        0         0                  0   0        0
and Treasurer       1999          0   0        0         0                  0   0        0

Martin Goldrod      2001   $ 69,000  $0       $0        $0            150,000  $0       $0
Secretary           2000     75,000   0        0         0                  0   0        0
                    1999          0   0        0         0                  0   0        0


     The following table provides certain information concerning stock options granted to each named executive officer from our 2000 Stock Option Plan.


                    Option/SAR Grants in Last Fiscal Year


                       Number of     Percent of total                        Fair
                       securities    options/SAR's                           market
                       underlying    granted to     Exercise or              value on
                       options/SAR's employees in   base price Expiration    date of
Name                   granted (#)   fiscal year    ($/Sh)     Date          grant
---------------------  ------------- -------------- ---------- ------------- --------
Sandy Lang                  600,000     31.6%         $ 0.25   June 16, 2005 $ 0.25

Gregory Haehn               300,000     15.8%           0.25   June 16, 2005   0.25
                            750,000*    39.5%           0.25   May 4, 2005     0.469

Martin Goldrod              150,000      7.9%           0.25   June 16, 2005   0.25


    *These options vest in three equal installments on the anniversary date.


                                      17

                                                                   Value of
                                                                   unexercised
                                                                   in-the-money
                 Shares                    Number of unexercised   options/SAR's
                 acquired     Value            options/SAR's       at FY-end ($)
                 on exercise  realized         at FY-end (#)       exercisable/
Name             (#)          ($)       exercisable  unexercisable unexercisable
---------------- ------------ --------- ----------- -------------- -------------------

Sandy A. Lang       0         $ 0       600,000         0               0/0

Gregory Haehn       0           0       300,000       750,000           0/0

Martin Goldrod      0           0       150,000         0               0/0



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


              ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our director's and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficial ownership of those shares. The percentage of beneficial ownership is based on 15,873,667 shares of common stock outstanding as of May 11, 2001.


                          CERTAIN BENEFICIAL OWNERS

                              Common Stock Beneficially Owned
                              -------------------------------
Name and Address of           Number of Shares of
Beneficial Owners             Common Stock         Percentage of Class
----------------------------- -------------------  ---------------------
Planet Entertainment Corp.    2,000,000            12.6%
222 Highway 35
Middletown, New Jersey 07748


                                  MANAGEMENT

                              Common Stock Beneficially Owned
                              --------------------------------
Name and Address of           Number of Shares of
Beneficial Owners             Common Stock         Percentage of Class
----------------------------- -------------------- -------------------

Sandy A. Lang                   5,116,667 (1)        31.1%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Martin Goldrod                    625,000 (2)         3.9%
3575 Cahuenga Boulevard West,
Suite 390
Hollywood, California 90680

Johnny Bench                      150,000             *
324 Bisops Bridge
Cincinnati, Ohio 45255

All executive officers and
 directors as a group           5,891,667            35.4%

  * Less than 1%
   (1) Includes 4,516,667 common shares and options to purchase 600,000 shares exercisable in 60 days.
   (2) Includes 475,000 common shares and options to purchase 150,000 shares exercisable in 60 days.


           ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons:

     On November 30, 1999, Sandy A. Lang agreed to return and cancel 2,177,000 common shares to the corporate treasury for no compensation. The purpose of the return was to decrease the number of outstanding shares and provide Interactive Marketing with additional authorized shares to facilitate equity financing. However, in September 2000, the cancellation of the shares was rescinded and 2,166,667 shares were reissued to Mr. Lang.

     In March of 2000, we sold a fractional unit of our private placement to Yukon International, Inc., which is owned by our former President and Treasurer, Gregory Haehn. Yukon International purchased a convertible promissory note for $50,000 at 12% per annum with 25,000 warrants to purchase 25,000 common shares at $1.25 per share and we paid off the note in May 2000.

     During fiscal year 2001 we borrowed $125,000 from Gregory Haehn, an officer and director. The loan carried an interest rate of 10% and we have repaid approximately $104,000 during the 2001 fiscal year.

     During fiscal year 2001, we borrowed $131,000 from Sandy A.. Lang, an officer and director. The loan carried an interest rate of 10% and we have repaid approximately $76,000 during the 2001 fiscal year.


                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Description
----------------------------------------------------------------------------

2.1 Agreement and Plan of Merger between Interactive Marketing and Shur De Cor, Inc., dated March 24, 1999. (Incorporated by reference to Exhibit 8.1 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

3.1 Articles of Incorporation of Shur De Cor, Inc., dated August 14, 1987 (Incorporated by reference to Exhibit 2.1 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

3.2 Articles of Merger filed April 7, 1999 (Incorporated by reference to Exhibit 2.2 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

3.3        Bylaws of Interactive Marketing (Incorporated by reference to
           Exhibit 2.3 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

10.1 Lease Agreement between E.P. Investments and Interactive Marketing, dated May 10, 1999 (Incorporated by reference to Exhibit 6.1 to Interactive Marketing's Form 10-SB, as amended, filed January 19,
           2000)

10.2 Amended Operating Agreement of The Plumbers Secret LLC, as amended, dated March 16, 1999 (Incorporated by reference to Exhibit 6.3 to Interactive Marketing's Form 10-SB, as amended, filed January 19,
           2000)

10.3 Form of promissory note between officers and Interactive Marketing (Incorporated by reference to Exhibit 8.2 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

10.4 Exclusive Manufacturing & Marketing Agreement between Interactive Marketing and Thane International, Inc., dated January 16, 2001. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB, filed January 22, 2001)
_______________________

Reports on Form 8-K.

     On February 7, 2001 we filed a Current Report on Form 8-K under Item 4 regarding the resignation of our independent auditors, Moore Stephens, P.C.

     On April 24, 2001 we filed a Current Report on Form 8-K under Item 4 regarding the engagement of Corbin & Wertz, C.P.A.'s as our independent auditors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       6/12/01
Date ______________      INTERACTIVE MARKETING TECHNOLOGY, INC.

                            /s/ Sandy A. Lang
                         By: ______________________________________________
                             Sandy A. Lang, President, CEO and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       6/12/01               /s/ Martin Goldrod
Date: ______________     By: ____________________________________________
                             Martin Goldrod, Secretary and Director

                        INTERACTIVE MARKETING TECHNOLOGY, INC. AND SUBSIDIARY

                                            CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000

                                                                         with

                                         INDEPENDENT AUDITORS' REPORT THEREON

______________________________________________________________________________

                                CORBIN & WERTZ
                      A COMPANY OF PROFESSIONAL SERVICES



                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Interactive Marketing Technology, Inc.


We have audited the accompanying consolidated balance sheet of Interactive Marketing Technology, Inc. and subsidiary (the "Company") as of February 28, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has negative working capital of $1,295,476 and an accumulated deficit of $3,152,891 at February 28, 2001, and a history of losses from operations through February 28, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                               /s/ Corbin & Wertz

                                               CORBIN & WERTZ

Irvine, California
May 21, 2001


2603 Main Street, Suite 600
Irvine, CA 92614
TEL: (949) 756-2120 * FAX: (949) 756-8110

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
     of Interactive Marketing Technology, Inc.:

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Interactive Marketing Technology, Inc., a California corporation, for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Interactive Marketing Technology, Inc. for the year ended February 29, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                          /s/ Moore Stephens, P.C.

                                              MOORE STEPHENS, P.C.
                                              Certified Public Accountants

Cranford, New Jersey
April 1, 2000

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                                   CONSOLIDATED BALANCE SHEET
______________________________________________________________________________



ASSETS                                                           February 28,
                                                                     2001
                                                               -------------
Current assets:
   Cash                                                        $     16,007
   Accounts receivable                                                5,481
   Inventories                                                       67,817
   Prepaid expenses and other current assets                         88,412
                                                               -------------
       Total current assets                                         177,717

Property and equipment, net                                          78,105
Master audio recordings                                             250,000
Capitalized production costs                                        139,166
Intangible assets, net                                               81,936
Deposits and other assets                                            63,468
                                                               -------------

                                                               $    790,392
                                                               =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                            $    165,079
   Accrued liabilities                                              106,856
   Notes payable to related parties                                 126,000
   Net liabilities from discontinued operations                   1,075,258
                                                               -------------

       Total current liabilities                                  1,473,193
                                                               -------------
Commitments and contingencies

Stockholders' deficit:
   Common stock, $0.001 par value; 60,000,000 shares
     authorized; 15,873,667 shares issued and outstanding            15,874
   Additional paid-in capital                                     2,454,216
   Accumulated deficit                                           (3,152,891)
                                                               -------------
       Total stockholders' deficit                                 (682,801)
                                                               -------------

                                                               $    790,392
                                                               =============

______________________________________________________________________________
                                          See independent auditors' report and
                       accompanying notes to consolidated financial statements

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________

                                                        Years Ended
                                              -------------------------------
                                                February 28,    February 29,
                                                   2001             2000
                                              --------------- ---------------

Net sales                                     $      104,105  $       30,187

Cost of sales                                        117,924           3,237
                                              --------------- ---------------

     Gross (loss) profit                             (13,819)         26,950
                                              --------------- ---------------
Operating expenses:
  Employee compensation                              254,679         197,060
  Depreciation and amortization                       53,483          24,779
  Selling, general and administrative                727,040         334,570
  Loss on impairment of long-lived assets            350,000               -
                                              --------------- ---------------
                                                   1,385,202         556,409
                                              --------------- ---------------

Loss from operations                              (1,399,021)       (529,459)

Interest expense                                    (347,750)         (3,400)
                                              --------------- ---------------
Loss from continuing operations
  before income taxes                             (1,746,771)       (532,859)

Income taxes                                             800             800
                                              --------------- ---------------

Loss from continuing operations                   (1,747,571)       (533,659)

Discontinued operations:
  Loss from discontinued operations, net of
   income tax benefit of $0                         (161,474)       (423,325)
  Loss on disposal of discontinued operations,
   net of income tax benefit of $0                  (246,182)              -
                                              --------------- ---------------

Loss from discontinued operations                   (407,656)       (423,325)
                                              --------------- ---------------

Net loss                                      $   (2,155,227) $     (956,984)
                                              =============== ===============
Basic and diluted net loss available to
  common stockholders from:
    Continuing operations                     $        (0.11) $        (0.03)
    Discontinued operations                            (0.03)          (0.02)
                                              --------------- ---------------

    Net loss                                  $        (0.14) $        (0.05)
                                              =============== ===============
Basic and diluted weighted average common
  shares outstanding                              15,873,667      19,853,251
                                              =============== ===============

______________________________________________________________________________
                                          See independent auditors' report and
                       accompanying notes to consolidated financial statements


                                                INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                                       AND SUBSIDIARY

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                  For Each Of The Years In The Two-Year Period Ended February 28, 2001
______________________________________________________________________________________

                                                Additional
                             Common Stock       Paid        Accumulated
                          Shares      Amount    Capital     Deficit       Total
                        ------------ ---------- ----------- ------------- ------------
Balances, March 1, 1999   18,606,000 $  18,606  $   170,884 $    (40,680) $   148,810

Issuance of common stock
 for cash                    580,000       580    1,193,470            -    1,194,050

Shares returned by
 officers and cancelled,
 net of shares reissued
 in fiscal 2001           (5,412,333)   (5,412)       5,412            -            -

Estimated fair market
 value of common stock
 issued for master audio
 recordings                2,000,000     2,000      598,000            -      600,000

Net loss                           -         -            -     (956,984)    (956,984)
                        ------------ ---------- ----------- ------------- ------------
Balances,
 February 29, 2000        15,773,667    15,774    1,967,766     (997,664)     985,876

Estimated fair market
 value of options and
 warrants granted for
 services and convertible
 notes payable                     -         -      441,250            -      441,250

Estimated fair market
 value of common stock
 issued for services
 rendered                    100,000       100       45,200            -       45,300

Net loss                           -         -            -   (2,155,227)  (2,155,227)
                        ------------ ---------- ----------- ------------- ------------
Balances,
 February 28, 2001        15,873,667 $  15,874  $ 2,454,216 $ (3,152,891) $  (682,801)
                        ============ ========== =========== ============= ============







______________________________________________________________________________________
                                                  See independent auditors' report and
                               accompanying notes to consolidated financial statements




                                                INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                                       AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________________



                                                                Years Ended
                                                      -------------------------------
                                                       February 28,    February 29,
                                                         2001             2000
                                                      --------------- ---------------
Cash flows from operating activities:
   Net loss                                           $   (2,155,227) $     (956,984)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                          222,070          83,829
      Minority interest                                            -         (99,980)
      Write-off of discontinued assets                       289,515               -
      Estimated fair market value of common stock
       issued for services                                    45,300               -
      Estimated fair market value of options and
       warrants granted for services                         441,250               -
      Loss on impairment of long-lived assets                350,000               -
      Write off of related party note receivable             118,605               -
      Changes in operating assets and liabilities:
          Accounts receivable                                    765          (6,246)
          Inventories                                       (267,792)       (164,224)
          Prepaid expenses and other                          (2,450)        (85,982)
          Capitalized production costs                      (139,166)        (94,416)
          Deposits and other assets                           46,439        (104,687)
          Accounts payable and accrued liabilities           445,830         130,624
          Accrued royalties                                  465,000          75,000
          Promotional allowances                              50,000         375,000
                                                      --------------- ---------------

   Net cash used in operating activities                     (89,861)       (848,066)
                                                      --------------- ---------------
Cash flows from investing activities:
   Purchases of property and equipment                       (70,773)        (78,988)
   Advance to related party                                  (68,625)        (49,980)
   Purchases of intangible assets                                  -         (15,000)
                                                      --------------- ---------------

   Net cash used in investing activities                    (139,398)       (143,968)
                                                      --------------- ---------------
Cash flows from financing activities:
   Proceeds from sale of common stock                              -       1,194,050
   Borrowings on convertible notes payable                   517,000               -
   Principal payments on convertible notes payable          (600,000)              -
   Borrowings on notes payable to related parties            256,000          50,000
   Principal payments on notes payable to related
     parties                                                (180,000)         (5,000)
                                                      --------------- ---------------

   Net cash (used in) provided by financing activities        (7,000)      1,239,050
                                                      --------------- ---------------

______________________________________________________________________________________
Continued
                                                                                     6




                                                INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                                       AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________________

                                                                Years Ended
                                                      -------------------------------
                                                        February 28,    February 29,
                                                            2001           2000
                                                      --------------- ---------------
Net change in cash                                          (236,259)        247,016

Cash at beginning of year                                    252,266           5,250
                                                      --------------- ---------------

Cash at end of year                                   $       16,007  $      252,266
                                                      =============== ===============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                         $       12,500  $            -
                                                      =============== ===============
     Income taxes                                     $            -  $            -
                                                      =============== ===============



See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during the years ended February 28,
2001 and February 29, 2000.




______________________________________________________________________________________
                                                  See independent auditors' report and
                               accompanying notes to consolidated financial statements



                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Operations
---------------------------

Interactive Marketing Technology, Inc. ("Interactive" or the "Company"), a Nevada corporation, was formed on April 21, 1998. The Company's wholly owned subsidiary is IMT's Plumber, Inc., which was formed February 4, 1999. Since inception, the Company's principal business activity has been produce, market and sell a licensed product called The Plumber's Secret, which was discontinued during fiscal 2001 (see Note 10). The Company intends on introducing new products in fiscal 2002 in a direct response and retail sales environment. The Company continues to be involved in negotiations to obtain licensing agreements for new products.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of IMT's Plumber, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,295,476 and an accumulated deficit of $3,152,891 at February 28, 2001, and a history of losses from operations through February 28, 2001, among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of new products and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending February 28, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Risks and Uncertainties
------------------------

The Company operates in a highly competitive consumer product environment that is subject to intense competition, government regulation and rapid change.
The Company's operations are subject to significant risk and uncertainties including financial, operational and other risks associated with the business, including the potential risk of business failure.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realization of long-lived assets and the valuation allowance on deferred taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of notes payable to related parties are not determinable as the transactions are with related parties.

Concentration Risk
------------------

The Company grants credit to customers within the United States and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At February 28, 2001, the Company had no reserve for uncollectible amounts.

_____________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Two customers accounted for approximately 95% of total product sales for fiscal 2001. There were no such sales concentrations for fiscal 2000.

From time to time, the Company maintains cash balances at certain financial institutions in excess of the FDIC limit of $100,000.

Inventories
-----------

Inventories are stated at the lower of average cost or market. Cost is determined on a weighted average basis which approximates the first-in, first-out basis. Market is determined by comparison with recent purchases or net realizable value. Inventories consisted entirely of finished goods at February 28, 2001.

In connection with the discontinuance of the Plumber's Secret product line (see Note 10), the Company recorded a write-down of inventory of $161,938 to net realizable value under loss from discontinued operations in the accompanying consolidated statements of operations as of February 28, 2001. Such net realizable value is based on management's forecast for sales of the Company's products in the ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

In connection with the discontinuance of the Plumber's Secret product line (see Note 10), the Company recorded a write-down of net property and equipment of $34,431 under loss on disposal of discontinued operations in the accompanying consolidated statements of operations as of February 28, 2001.

_____________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Intangible Assets
-----------------

Intangible assets consist of a customer list, which provides the Company with information pertaining to consumers. The costs associated with the customer list are amortized over a period of five years. In connection with the discontinuance of the Plumber's Secret product line (see Note 10), the Company recorded a write-down of license and patent fees totaling $25,730 under loss on disposal of discontinued operations in the accompanying consolidated statements of operations as of February 28, 2001.

Master Audio Recordings
-----------------------

During fiscal 2000, the Company purchased the non-exclusive rights to master audio recordings (the "Library") for various types of music from an unrelated entity in exchange for the issuance of 2,000,000 shares of the Company's common stock. The value of $600,000 was assigned to these rights based upon an independent valuation. Under the agreement, the Company has the right to use the Library to record music on its own label. The Company will commence amortization of this asset over five years when the Company begins to realize a revenue stream from marketing compilations of these recordings. As of February 28, 2001, the Company has not realized any revenue stream from these recordings and therefore, has not commenced amortization for these recordings in fiscal 2001 and 2000. As of February 28, 2001, the Company assessed that certain recordings were impaired and wrote down the balance to its estimated net realizable value of $250,000 (see below).

Capitalized Production Costs
----------------------------

Capitalized production costs include the filming, editing and other film producing costs for various product infomercials which are used for cable network viewing audiences. These costs are of a direct response nature and are therefore capitalized and amortized over the period during which benefits are expected to be earned, which is estimated to be two years. Net capitalized production costs at February 28, 2001 was $139,166 (see Note 5). In connection with the discontinuance of the Plumber's Secret product line (see Note 10), the Company recorded a write-down of related capitalized production costs totaling $67,416 under loss on disposal of discontinued operations in the accompanying consolidated statements of operations as of February 28, 2001. Amortization expense for the years ended February 28, 2001 and February 29, 2000 was $72,000 and $55,000, respectively, and is recorded under loss from discontinued operations in the accompanying consolidated statement of operations.

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Long-Lived Assets
-----------------

During 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, management determined that certain master audio recordings have been impaired. As a result, the Company recognized an impairment loss of $350,000 in the accompanying consolidated statements of operations for the year ended February 28, 2001.

Management believes the impairment loss recognized on long-lived assets are adequate. There can be no assurance, however, that market conditions will not change or demands for the Company's services or products will continue which could result in impairment on long-lived assets in the future.

Promotional Allowances
-----------------------

Based on a discretionary policy, management may grant to certain major retail customers promotional allowances to enhance the customers' ability to successfully market the Company's products. Promotional allowances are primarily targeted to the cost of displays, advertising and other promotional incentives. The cost of promotional allowances, which are recorded as a reduction of revenues, are accrued based upon the Company's estimate using certain assumptions and based on the Company's experience. At February 28, 2001, promotional allowances related to the Plumber's Secret product line totaled $425,000 and are included in net liabilities from discontinued operations in the accompanying consolidated balance sheet (see Note 10). The Company is in negotiations for a reduced payment of the outstanding promotional allowances obligation due to the discontinuance of the product line.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair-value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference on the date of grant between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair-value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 7).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Revenue Recognition
-------------------

The Company records sales when goods are shipped to the customer.

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement was the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

Warranty
--------

The Company provides a warranty of thirty days to direct response customers and no warranty for sales to retail centers.

Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has no warranty reserve at February 28, 2001.

Advertising
-----------

The Company expenses the cost of advertising, except those associated with direct-response advertising, when incurred as selling expenses. Advertising expenses were approximately $114,000 and $304,000 for the years ended February 28, 2001 and February 29, 2000, respectively.

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a material effect on the Company's results of operations or financial position as the Company has no items of comprehensive income.

Segments of Business
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 131
("SFAS 131"),   "Disclosures about Segments of an Enterprise and Related
Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No.
133  ("SFAS 133"),   "Accounting   for Derivative   Instruments   and Hedging
Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

Reclassifications
------------------

Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.


______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of February 28, 2001:

        Furniture and fixtures                        $   61,152
        Computer equipment                                 9,786
        Leasehold improvements                            26,330
                                                       ---------
                                                          97,268

        Less accumulated depreciation and amortization   (19,163)
                                                       ---------

                                                       $  78,105
                                                       =========

Depreciation and amortization expense included in continuing operations totaled $14,859 and $8,779 for the years ended February 28, 2001 and February 29, 2000, respectively. Depreciation and amortization expense included in loss from discontinued operations totaled $13,587 and $4,050 for the years ended February 28, 2001 and February 29, 2000, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consist of the following as of February 28, 2001:

         Customer list                     $       136,560
         Accumulated amortization                  (54,624)
                                           ---------------

                                           $        81,936
                                           ===============
Amortization expense included in continuing operations totaled $38,624 and $16,000 for the year ended February 28, 2001 and February 29, 2000, respectively.

NOTE 4 -  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of working capital loans from three of the Company's stockholders totaling $126,000. The borrowings accrue interest at 10% and are due on demand. Total interest expense incurred was $12,250 and $4,200 for the year ended February 28, 2001 and February 29, 2000, respectively, of which $9,200 is included in accrued liabilities in the accompanying consolidated balance sheet at February 28, 2001.


______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 4 - RELATED PARTY NOTES PAYABLE, continued

During fiscal 2001, the Company borrowed and repaid working capital loans from related parties totaling $180,000. The loans were non-interest bearing and were due on demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Agreement
-------------------

During fiscal 2000, the Company's subsidiary, IMT's Plumber, Inc., entered into an operating agreement, as amended, whereby it acquired a 50.01% interest in Plumber's Secret, LLC ("PS") for $100,000 in cash. Pursuant to the agreement, the first $100,000 in losses from PS shall be allocated to the minority member and the remaining losses shall be allocated to the members, as defined in the agreement. During fiscal 2001 and 2000, PS has incurred losses from operations totaling $161,474 and $423,325, respectively. Although the minority member's portion of these losses are approximately $81,000 and $212,000 for fiscal 2001 and 2000, respectively, only $99,980 of these losses representing the initial contribution of the minority member has been allocated to the minority member as the minority member has no obligation to make good for such excess losses, as defined in the agreements. As a result, there is no minority member's interest recorded in the accompanying consolidated balance sheet at February 28, 2001 or in the accompanying consolidated statements of operations for fiscal 2001. The minority member's interest in the loss from operations for fiscal 2000 is included in the loss from discontinued operations as of February 29, 2000.

During fiscal 2001 and 2000, the Company advanced approximately $69,000 and $50,000, respectively, to the minority member of PS, which the Company wrote off to loss on disposal of discontinued operations as its collectibility is doubtful. During fiscal 2001, the members of PS decided to discontinue the sole product line of PS and the Company has reclassified all remaining assets and liabilities relating to PS in net liabilities from discontinued operations in the accompanying consolidated balance sheet at February 28, 2001 and has classified PS's operating activities for fiscal 2001 and 2000 as discontinued operations in the accompanying consolidated statements of operations (see Note
10).


______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued

Licensing Agreement
-------------------

The Company had a licensing agreement with an unrelated party for the exclusive right to manufacture, advertise, promote, market and sell worldwide the related product. Upon execution of the agreement, the Company paid $20,000 to the licensor which was capitalized and was being amortized over the term of the license. During fiscal 2001 and in connection with the discontinuance of the product line (see Notes 1 and 10), management wrote-off the remaining book value of $14,716 under loss on disposal of discontinued operations. Throughout the term of the agreement, the Company incurred $671,000 of royalty fees, of which $540,000 is included in accrued royalties under net liabilities from discontinued operations in the accompanying consolidated balance sheet at February 28, 2001 (see Note 10). The Company is in negotiations as to a proposed settlement of the outstanding royalty obligation due to the discontinuance of the product line.

Sales and Distribution Agreement
--------------------------------


The Company has a sales and distribution agreement, as amended, with Lacrex SA of Switzerland ("Lacrex") to solely and exclusively market in North America the Lacrex Universal Wrench. The Company is granted first right of refusal for worldwide direct response rights on a country-to-country basis. The Company has committed to purchase a minimum of 300,000 units of the product at a purchase price of $5.00 per unit, of which 25,000 units have been purchased as of February 28, 2001.

In November 1999, the Company received a license to manufacture and market Strike Jacket, EFL, a fishing line product. Interactive will be responsible for developing the product and the infomercial and for fulfilling orders. Interactive will pay a 15% royalty of the net sales as defined. There were no sales of this product as of February 28, 2001; however, the Company has incurred $139,166 principally for a future infomercial (see Note 1).

Personal Service Agreement
--------------------------

The Company has an exclusive rights agreement with an unrelated party for product marketing whereby the Company is to pay a 15% royalty on all related product sales. The Company has advanced $33,000 as a draw against the profit split on product sales and has recorded the advance under deposits and other assets in the accompanying consolidated balance sheet at February 28, 2001. No related product sales have been recorded for the year ended February 28, 2001, therefore, these payments have been recorded as part of other current assets in the accompanying consolidated balance sheet.


_____________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued

Various Third Party Agreements
-------------------------------

During fiscal 2001 and 2000, the Company was party to various agreements with third parties for marketing, distribution and consulting services for the Company's products. Pursuant to these agreements, the Company is to pay the third parties varying fees. As of February 28, 2001, no amounts are owed under these agreements.

Operating Lease
---------------

The Company leases its office facilities under an operating lease which expires in September 2004 and provides for lease payments ranging from $5,399 to $6,077.

The future minimum annual lease payments under this lease agreement as of February 28, 2001 are as follows:


           Years Ending
           February 28,
           ------------

              2002                        $  68,000
              2003                           70,000
              2004                           72,000
              2005                           40,000
                                          ---------

                                          $ 250,000
                                          =========

Rent expense under operating leases for the fiscal years ended February 28, 2001 and February 29, 2000 was $65,675 and $35,500, respectively.

Legal
-----

The Company may be involved from time to time in various claims, lawsuits and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse affect on its financial position or results of operations.

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 6 - CONVERTIBLE DEBT

During fiscal 2001, the Company entered into a securities purchase agreement with unrelated parties, whereby the Company sold various convertible notes payable with principal balances totaling $600,000 for $517,000 (net of debt issuance costs of $83,000, which were amortized immediately to interest expense due to the immediate convertibility of the notes). The notes accrued interest at 12% and were convertible at any time at $1.25 per share (the estimated fair market value of the Company's common stock on the date of debt issuance based on the closing bid price). The notes were repaid during fiscal 2001. In connection with the purchase agreement, the Company gave the noteholders and placement agent warrants to purchase 360,000 shares of its common stock at $1.25 per share, expiring in April 2005, which were valued at $252,000 (estimated by the Company based on the Black-Scholes option pricing model pursuant to SFAS 123) and recorded as interest expense in the accompanying consolidated statements of operations (see Note 7).

NOTE 7   STOCKHOLDERS' EQUITY

Common Stock
-------------

The Company was originally authorized to issue 2,500 shares of common stock at no par value. At February 1999, there were 2,500 shares of common stock issued and outstanding to the founders and there were no options or warrants outstanding.

On March 15, 1999, the Company entered into the Share Exchange Agreement with Shur De Cor, Inc. Per the Agreement, 100% of the common stock, or 2,500 shares of Interactive, were exchanged for 12,404,000 shares of common stock of Shur De Cor, Inc. For accounting purposes, the transaction was recorded as a reverse acquisition, as Interactive had control over the entity before and after the transaction. Historical information prior to March 15, 1999 is that of Interactive. 12,404,000 shares issued in the acquisition as well as 6,202,000 shares already outstanding at March 15, 1999 are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. Pro forma information on this transaction is not presented as, at the date of this transaction, Shur De Cor, Inc. was considered a public shell and accordingly, the transaction was not considered a business combination. On March 24, 1999, Shur De Cor, Inc. changed its name to Interactive Marketing Technology, Inc. and increased its authorized capital stock from 20,000,000 to 60,000,000 common shares.

During fiscal 2000, the Company sold and issued 580,000 shares of common stock to investors for cash proceeds of $1,194,050.


_____________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 7 - STOCKHOLDERS' EQUITY, continued

In November 1999 and January 2000, two of the Company's officers and directors returned and the Company canceled a total of 7,354,000 shares of the Company's common stock for no compensation in an attempt to provide additional shares to the Company for future financing. In September 2000, the Company reissued 1,941,667 of theses shares of common stock, net of 225,000 shares returned and cancelled in fiscal 2001. For earnings per share purposes, this reissuance is treated as a correction of the fiscal 2000 transaction.

In November 1999, the Company issued 2,000,000 shares of common stock for master audio recordings (see Note 1). Management valued the grant at $0.30 per share or $600,000 based on an independent valuation of the asset received.

In September 2000, the Company issued 100,000 shares of common stock, valued at $45,300 (based on the closing bid price of the Company's common stock on the date of grant) to consultants in exchange for legal services rendered.

Stock Options
-------------

In March 2000, the Company's board of directors and shareholders approved and adopted the 2000 Stock Option Plan ("the 2000 plan"), as amended in June 2000. An aggregate of 10,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to not less than 100% of the fair market value of the common stock on the date of grant, as defined. The 2000 plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

During the year ended February 28, 2001, the Company issued options pursuant to the 2000 Plan to purchase 1,150,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share (estimated to be the fair market value based on the closing bid price of the Company's common stock on the date of grant) to employees. The options vested immediately and are exercisable through June 2005.

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory agreements with employees and third parties.

During the year ended February 28, 2001, the Company issued options to purchase 742,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share with a market value of $185,500 (estimated by the Company based on the Black-Scholes pricing model under SFAS 123) to consultants and third-party vendors. The options vested on the date of grant and are exercisable through June 2005. During fiscal 2001, the Company recognized consulting expense of $185,500 in the accompanying consolidated statements of operations.


______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________


NOTE 7 - STOCKHOLDERS' EQUITY, continued

During the year ended February 28, 2001, the Company issued additional options to purchase 750,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share (the estimated fair market value of the Company's common stock on the date of grant based on the closing bid price was $0.47 per share) to an employee. Pursuant to APB 25, the Company will recognize compensation expense totaling $164,250 in the consolidated statement of operations over the three-year vesting period, none of which has been recognized as of February 28, 2001.

The following is a status of the stock options outstanding at February 28, 2001 and the changes during the two years then ended:




                                                            Weighted
                                                            Average
                                               Options      Exercise Price
                                            --------------  -------------

      Balance, March 1, 1999 and 2000                    -  $           -
         Granted                                 2,642,000           0.25
         Expired                                         -              -
         Cancelled                                       -              -
                                            --------------  -------------

      Balance, February 28, 2001                 2,642,000  $        0.25
                                            ==============  =============

      Exercisable, February 28, 2001             1,892,000  $        0.25
                                            ==============  =============
      Weighted average fair value of
       options granted                                      $        0.31
                                                            =============

All of the options at February 28, 2001 have an exercise price of $0.25 per share with a weighted average remaining contractual life of four years.

The fair value of each option granted during 2001 to consultants and outside service providers is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of 344%, (iii) weighted average risk free interest rate of approximately 6.25% and (iv) average expected useful life of 3 years.


______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 7 - STOCKHOLDERS' EQUITY, continued

Had compensation cost for the Company's 2001 options granted to employees been determined consisted to SFAS 123, the Company's net loss and net loss per share for the year ended February 28, 2001 would approximate the pro forma amounts below:

                                               February 28, 2001
                                      ----------------------------------
                                          As Reported      Pro Forma
                                      ---------------- -----------------

          Net loss                    $    (2,155,227) $     (2,442,727)
                                      ================ =================
          Basic and diluted loss per
           common share               $         (0.14) $          (0.15)
                                      ================ =================

Warrants
---------

From time to time, the Company issues warrants pursuant to various financing agreements.

During fiscal 2001, the Company issued warrants to purchase 360,000 shares of the Company's common stock at an exercise price of $1.25 in connection with the issuance of convertible debt (see Note 6). The warrants vested on the date of grant and are exercisable through April 2005. Total additional interest expense of $252,000 representing the fair market value of these warrants was recognized during fiscal 2001.

In September 2000, pursuant to a marketing agreement with an outside consultant, the Company issued warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $0.25 per share, with an estimated fair market value of $3,750 (estimated by the Company based on the Black-Scholes option pricing model pursuant to SFAS 123). The warrants vested on the date of grant and are exercisable through September 2003. During fiscal 2001, the Company recognized consulting expense of $3,750 in the accompanying consolidated statement of operations.

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 7 - STOCKHOLDERS' EQUITY, continued

The following is a status of the warrants outstanding at February 28, 2001 and the changes during the two years then ended:
                                                          Weighted
                                                          Average
                                             Warrants     Exercise Price
                                             ------------ ---------------
            Balance, March 1, 2000                     -  $            -
                Granted                          375,000            1.21
                Expired                                -               -
                Cancelled                              -               -
                                             ------------ ---------------

            Balance, February 28, 2001           375,000  $         1.21
                                             ============ ===============

            Exercisable, February 28, 2001       375,000  $         1.21
                                             ============ ===============
            Weighted average fair value
             of warrants granted                          $         1.18
                                                          ===============



360,000 of the warrants at February 28, 2001 have an exercise price of $1.25 per share, with a weighted average remaining contractual life of four years. 15,000 of the warrants at February 28, 2001 have an exercise price of $0.25 per share, with a weighted average remaining contractual life of 2.5 years.

The fair value of each warrant granted during 2001 to consultants and outside service providers is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of 344%, (iii) weighted average risk free interest rate of approximately 6.25% and (iv) average expected useful life of 3 years.

______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at February 28, 2001 are as follows:

         Deferred tax asset:
           Net operating loss carryforward                  $  1,085,000
           Expenses recognized for granting of options
             and warrants                                        150,000
                                                            -------------
                                                               1,235,000

           Less valuation allowance                           (1,235,000)
                                                            -------------

           Net deferred tax asset                           $          -
                                                            =============

The valuation allowance increased by approximately $840,000 and $320,000 during the years ended February 28, 2001 and February 29, 2000, respectively. No current provision for income taxes for the year ended February 28, 2001 is required, except for minimum California state taxes of $800, since the Company incurred losses during the period.

The provision for income taxes for the years ended February 28, 2001 and February 29, 2000 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following;


                                                      2001            2000
                                                 -------------- --------------

  Computed tax benefit at federal statutory rate $    (593,900) $    (181,200)
  State income tax benefit, net of federal effect     (101,900)       (31,100)
  Increase in valuation allowance                      695,800        212,300
  Other, net                                               800            800
                                                 -------------- --------------

                                                 $         800  $         800
                                                 ============== ==============





______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 8 - INCOME TAXES, continued

As of February 28, 2001, the Company had net operating loss carryforwards of approximately $2,700,000 and $1,350,000 for federal and California state income tax reporting purposes, which expire in 2020 and 2005, respectively.

NOTE 9 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended February 28, 2001 and February 29, 2000:


                                                       Years Ended
                                              -------------------------------
                                               February 28,     February 29,
                                                   2001             2000
                                              --------------- ---------------
 Numerator for basic and diluted loss
  per common  share:
    Net loss from continuing operations       $   (1,747,571) $     (533,659)
    Net loss from discontinued operations           (407,656)       (423,325)
                                              --------------- ---------------

    Net loss                                  $   (2,155,227) $     (956,984)
                                              =============== ===============

 Denominator for basic and diluted
  earnings per share:
    Weighted average shares                       15,873,667      19,853,251
                                              =============== ===============
 Basic and diluted earnings per common share:
   Net loss per common share from continuing
    operations                                $        (0.11) $        (0.03)
   Net loss per common share from
    discontinued operations                            (0.03)          (0.02)
                                              --------------- ---------------

   Net loss per common share                  $        (0.14) $        (0.05)
                                              =============== ===============


______________________________________________________________________________

                                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                                               AND SUBSIDIARY

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For The Years Ended February 28, 2001 and February 29, 2000
______________________________________________________________________________

NOTE 10 - DISCONTINUED OPERATIONS

In November 2000, the Company's management decided to refocus all of its marketing efforts on new product lines and to abandon its efforts of selling the Plumber's Secret product line to retailers. In connection with the discontinuance of operations, the Company recorded a loss on disposition of $246,182 for the impairment and write-off of certain assets in the accompanying consolidated statements of operations. The results of operations of the product line have been reported separately as discontinued operations. Revenues from discontinued operations were approximately $2,900,000 and $860,000 for the years ended February 28, 2001 and February 29, 2000, respectively. Prior year financial statements for 2000 have been restated to present the operations of the Plumber's Secret product line as a discontinued operation.

For financial reporting purposes, the assets and liabilities of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net liabilities from discontinued operations" in the accompanying balance sheet at February 28, 2001 and are comprised of the following:

       Assets:
         Inventory                                    $       202,261

       Liabilities:
         Accounts payable                                     178,779
         Accrued liabilities                                  133,740
         Accrued royalties                                    540,000
         Promotional allowances                               425,000
                                                       --------------

              Total liabilities                             1,277,519
                                                       --------------

       Net liabilities from discontinued operations    $    1,075,258
                                                       ==============




______________________________________________________________________________