Form 10QSB
period 2001-05-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2001-07-23
CIK 1096617

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: May 31, 2001

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


                   3575 Cahuenga Boulevard West, Suite 390
                         Hollywood, California 90068
           (Address of principal executive offices)(Zip Code)

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

      As of July 11, 2001, the Registrant had a total of 15,823,667 shares of common stock issued and outstanding.

                        PART I.  FINANCIAL INFORMATION
                    ______________________________________

                        ITEM 1.  FINANCIAL STATEMENTS

       The financial information set forth below with respect to our statements of operations for the three months ended May 31, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended May 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                       Interactive Marketing Technology
                                Balance Sheets
                   As of May 31, 2001 and February 28, 2001


                                                 (Unaudited)    (Audited)
                                                 May 31,        February 28,
                                                 2001           2001
                                                 -------------- -------------
Current assets:
   Cash                                          $       2,409  $     16,007
   Accounts receivable                                   1,516         5,481
   Inventories                                          42,817        67,817
   Prepaid expenses and other current assets            15,316        88,412
                                                 -------------- -------------
     Total current assets                               62,058       177,717
                                                 -------------- -------------

Property, Plant and Equipment, net of accumulated
  depreciation of $24,843 as of May 31, 2001 and
  $19,163 as of February 28, 2001                       72,425        78,105
Intangible Assets, net of accumulated
  amortization of $61,452 as of May 31, 2001
  and $54,624 as of February 28, 2001                   75,108        81,936
Master Audio Recordings                                250,000       250,000
Capitalized Production Costs, net of accumulated
  amortization of $12,943 as of May 31, 2001 and
  $0 as of February 28, 2001                           142,355       139,166
Other long term assets                                  63,260        63,468
                                                 -------------- -------------
                                                 $     665,206  $    790,392
                                                 ============== =============
Current liabilities:
    Accounts payable                             $     206,457  $    165,079
    Accrued expenses                                   131,899       106,856
    Related Party note payable, current                121,000       126,000
    Net liabilities from discontinued operations     1,202,133     1,075,258
                                                 -------------- -------------
     Total current liabilities                       1,661,489     1,473,193
                                                 -------------- -------------
Shareholder deficit:
    Common Stock, Par .001, 60,000,000 shares
      authorized, 15,873,667 shares issued and
      outstanding as of May 31, 2001 and
      February 28, 2001                                 15,874        15,874
    Paid in capital                                  2,508,966     2,454,216
    Accumulated deficit                             (3,521,123)   (3,152,891)
                                                 -------------- -------------
                                                      (996,283)     (682,801)
                                                 -------------- -------------
                                                 $     665,206  $    790,392
                                                 ============== =============

                       Interactive Marketing Technology
                           Statement of Operations
               For the three months ended May 31, 2001 and 2000

                                                (Unaudited)     (Unaudited)
                                                                Restated
                                                 May 31,        May 31,
                                                 2001           2000
                                                 -------------- -------------

Net Sales                                        $      52,231  $        683

Cost of sales                                           50,000         8,659
                                                 -------------- -------------

       Gross profit (loss)                               2,231        (7,976)

Operating Expenses:
   Payroll and related                                  68,500        48,610
   Depreciation and amortization                        12,508         7,731
   Selling, general and administration                 198,845       155,461
                                                 -------------- -------------
                                                       279,853       211,802
                                                 -------------- -------------

Loss from operations                                  (277,622)     (219,778)

Other income (expense):
   Interest expense                                     (2,083)            -
                                                 -------------- -------------
Loss from continuing operations
 before income tax provision                          (279,705)     (219,778)

Income tax provision                                       800           800
                                                 -------------- -------------

Income (loss) from continuing operations              (280,505)     (220,578)

Discontinued operations:
   Income (loss) from discontinued operations          (87,727)      388,299
                                                 -------------- -------------
Net income (loss)                                $     (68,232) $    167,721
                                                 ============== =============
Basic and diluted net loss available to common
 stockholders from:
   Continuing operations                         $       (0.02) $      (0.01)
   Discontinued operations                                   -           .02
                                                 -------------- -------------
   Net loss                                      $       (0.02) $       0.01
                                                 ============== =============

Basic and diluted weighted average common
 shares outstanding                                 15,873,667    22,507,000
                                                 ============== =============


                       Interactive Marketing Technology
                           Statements of Cash Flows
               For the three months ended May 31, 2001 and 2000

                                                                 (Unaudited)    (Unaudited)
                                                                  May 31,        May 31,
                                                                  2001           2000
                                                                  -------------- -------------
Cash flows from operating activities:
  Net income (loss)                                               $    (368,232) $    167,721
  Adjustments to reconcile net loss to net cash
  used in continuing operating activities:
    Depreciation and amortization                                        25,451        37,596
    Estimated fair market value of options granted to employees          54,750        50,000
    Impairment loss on inventory                                        128,786             -
    Changes in continuing operating assets and liabilities:
      Decrease (increase) in accounts receivable                          3,965    (2,131,308)
      Decrease (increase) in inventories                                 25,000       (68,824)
      Decrease (increase) in prepaid expenses and other current assets   73,096       (43,849)
      Increase of capitalized production cost                           (16,132)            -
      Decrease (increase) in deposits and other assets                      208        29,084
      Increase (decrease) in accounts payable and accrued expenses       64,510     1,694,166
                                                                  -------------- -------------
          Net cash used in continuing operating activities               (8,598)     (265,414)
                                                                  -------------- -------------
Cash flows from investing activities:
  Purchase of fixed assets                                                    -       (58,960)
                                                                  -------------- -------------
Cash flows from continuing financing activities:
  Loans from stockholders                                                     -       176,000
  Net proceeds from convertible debt                                          -       517,000
  Repayment of convertible debentures                                         -      (600,000)
  Principal payments on notes payable                                    (5,000)            -
                                                                  -------------- -------------
          Net cash provided by (used in) continuing
           financing activities                                          (5,000)       93,000
                                                                  -------------- -------------

Net decrease in cash from continuing operations                         (13,598)     (231,374)

Cash at beginning of period                                              16,007       252,266
                                                                  -------------- -------------

Cash at end of period                                             $       2,409  $     20,892
                                                                  ============== =============

Supplemental Disclosure of cash flow information-
  Interest paid                                                   $       2,083  $          -
                                                                  ============== =============
  Income taxes paid                                               $           -  $          -
                                                                  ============== =============

                                       F-3

              INTERACTIVE MARKETING TECHNOLOGY, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________


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

Going Concern
-------------

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,599,431 and an accumulated deficit of $3,521,123 at May 31, 2001, and a history of losses from operations through May 31, 2001, among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of new products and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending February 28, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

              INTERACTIVE MARKETING TECHNOLOGY, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Long-Lived Assets
-----------------

      During 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, management determined that certain master audio recordings have been impaired. As a result, the Company recognized an impairment loss of $128,786 in the accompanying consolidated statements of operations for the period ended May 31, 2001.

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

      Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has no warranty reserve at May 31, 2001 and February 28, 2001.

Earnings Per Share
------------------

      The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares assumed to be outstanding during the period of

              INTERACTIVE MARKETING TECHNOLOGY, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

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

Derivative Instruments
--------------------------------

       The Company has adopted Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

Reclassifications
------------------

      Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

       Pursuant to APB 25, the Company recognized compensation expense totaling $54,750 in the consolidated statement of operations during the quarter ended May 31, 2001.


NOTE 3-  DISCONTINUED OPERATIONS

      In November 2000, the Company's management decided to refocus all of its marketing efforts on new product lines and to abandon its efforts of selling the Plumber's Secret product line to retailers. The results of operations of the product line have been reported separately as discontinued operations. Income (loss) from discontinued operations were approximately $(87,727) and 388,299 for the periods ended May 31, 2001 and 2000,

              INTERACTIVE MARKETING TECHNOLOGY, INC.
                          AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 3 - DISCONTINUED OPERATIONS, continued

respectively. Prior year financial statements for 2000 have been restated to present the operations of the Plumber's Secret product line as a discontinued operation. During the period ended, the Company recognized an impairment loss on inventory from discontinued operations of $128,786.

      For financial reporting purposes, the assets and liabilities of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net liabilities from discontinued operations" in the accompanying balance sheet at May 31, 2001 and February 28, 2001 and are comprised of the following:

                                       May 31,          February 28,
                                        2001               2001
                                   ------------       ---------------
       Assets:
         Inventory                 $     73,475       $       202,261

       Liabilities:
         Accounts payable               177,053               178,779
         Accrued liabilities            133,555               133,740
         Accrued royalties              540,000               540,000
         Promotional allowances         425,000               425,000
                                   ------------        --------------

              Total liabilities       1,275,608             1,277,519
                                   ------------        --------------

       Net liabilities from
         discontinued operations   $  1,202,133        $    1,075,258
                                   ============        ==============

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

      Reverse Merger. In April of 1999 Shur De Cor, a public shell company, merged with Interactive New Jersey. Shur De Cor, the Nevada corporation, was the surviving entity following the merger. As a result of the merger Shur De Cor changed its name to Interactive Marketing Technology, Inc. and acquired the business operations, products and assets of Interactive New Jersey. For accounting purposes, Interactive New Jersey acquired Shur De Cor.

      IMT's Plumber, Inc.   In February 1999 IMT's Plumber, Inc., our wholly
owned subsidiary, became a member of The Plumber's Secret L.L.C. The Plumber's Secret L.L.C. was formed to market our product, the Plumbers Secret. The other member was B.V.T.V., Inc., which employs Bob Vila, for advertising and promoting the product in an infomercial. For the fiscal years 2001 and 2000, the Plumber's Secret L.L.C. incurred losses from operations totaling $161,474 and $423,325, respectively. The operating agreement provides that $100,000 will be paid to B.V.T.V. for its services; however, the $100,000 fee has been applied towards the required initial contribution as such services were performed. Since under the operating agreement B.V.T.V is not obligated to make good for losses in excess of the $100,000, its interest is not recorded in our consolidated balance sheet or in the consolidated statements of operations for fiscal year 2001. Due to the discontinuance of the Plumbers Secret product line we have classified all remaining assets and liabilities in net liabilities from discontinued operations in our consolidated financial statements.

Results of Operations

      Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and its wholly owned subsidiary IMT's Plumber, Inc., reflecting its 50.01% members' interest in the Plumbers Secret, L.L.C. The following table summarizes our operations for the first fiscal quarter ended May 31, 2001 and 2000. The May 31, 2000 has been restated to reflect adjustments for the discontinued operations.

                                                    Three Months Ended
                                                 May 31, 2001  May 31, 2000
                                                 ------------- -------------
                                                               RESTATED

Net sales                                        $     52,231  $        683
Costs of sales                                         50,000         8,659
                                                 ------------- -------------
Gross profit (loss)                                     2,231        (7,976)

Operating expenses

   Payroll and related expenses                        68,500        48,610
   Depreciation and amortization                       12,508         7,731
   Selling, general and administrative                198,845       155,461
                                                 ------------- -------------
          Total operating expenses                    279,853       211,802
                                                 ------------- -------------

Loss from operations                                 (277,622)      219,778)
                                                 ------------- -------------

Loss from continuing operations                      (280,505)     (220,578)


Income (loss) from discontinued operations            (87,727)      388,299
                                                 ------------- -------------

Net loss                                         $   (368,232) $    167,721
                                                 ============= =============


      We recognize revenues when our product is shipped to the customer. Net sales from continuing operations increased $51,548 in the 2002 first quarter compared to the 2001 first quarter. The revenues were primarily a result of the sale of our product inventory to Thane International. Cost of sales from continuing operations, which include the cost of the product and shipping of the product, increased $41,341 in the 2002 first quarter primarily due to the purchase of product, such as the Wonder Wrench units. As a result of increased sales, we posted a gross profit from continuing operations of $2,231 for the 2002 first quarter compared to a gross loss from continuing operations of $7,976 for the 2001 first quarter.

      Total operating expenses increased $68,051 in 2002 compared to the 2001 first quarter. Selling, general and administrative expenses represented 66.4% of the total operating expenses for the 2002 first quarter compared to 73.4% of total operating expenses in the 2001 first quarter. These expenses increased in the first quarter of 2002 due to consulting expenses and royalties and commissions related to our products. Payroll and related expenses increased $19,800 in the 2002 first quarter compared to the 2001 first quarter. Depreciation and amortization expenses from continuing operations related to property and equipment, intangible assets and capitalized production costs increased $17,720 in the 2002 first quarter compared to the 2001 fiscal year.

       Increased costs of sales and operating expenses in the 2002 first quarter resulted in an operating loss from continuing operations of $277,622. As previously mentioned, we recorded a $87,727 loss from discontinued operations in the 2002 first quarter compared to a $388,299 income from discontinued operations in the 2001 first quarter. Accordingly, we recorded a net loss of $368,232 for the 2002 first quarter compared to a net profit $167,721 for the 2001 first quarter.

Seasonal Trends

       Our market is not seasonal because our products are marketed with a direct response television media blitz, which is not related to seasonal variables.

Factors Affecting Future Performance

       Management believes the following factors may adversely affect our business, financial condition, operating results or cash flows.
       . We need additional financing in order to carry out our business plan and management cannot assure that we will be successful in obtaining such financing.
       . Sales from our products are unproven and some of our products are yet to be tested in the retail environment.
       . We must obtain new products and customers at reasonable costs, retain customers and encourage repeat purchases.
       . We need to develop our customer base through multiple marketing channels, which include the following:
                   (i) Development of an aggressive marketing campaign using a combination of online and traditional marketing:
                   (ii) Entering into linking arrangements with other web sites; and
                   (iii) Using direct marketing techniques to target new and existing customers with personalized communications

Liquidity and Capital Resources

       As of May 31, 2001, we had a cash balance of $2,409 with total current assets of $62,058 and total current liabilities of $1,661,489, compared to the year ended February 28, 2001 cash balance of $16,007 with total current assets of $177,717 and total current liabilities of $1,473,193. For the first quarter ended May 31, 2001, $1,202,133 of our total current liabilities was allocated to net liabilities from discontinued operations related to the discontinuance of the Plumbers Secret product line. For the quarter ended May 31, 2001, we recorded an accumulated deficit of $3,521,123 compared to an accumulated deficit of $3,152,891 for the 2001 fiscal year.

      We have no plans to purchase significant equipment or make other capital expenditures within the next twelve months. We have monthly lease commitments for our office space of approximately $5,400, with future minimum annual lease payments of $250,000 through 2005. According to the terms of our marketing agreements with various product owners we are obligated to share profits and/or pay royalties on any products we sell. Management is evaluating our obligations under our agreement for the Plumbers Secret and is continuing to negotiate a settlement of outstanding royalty obligations of $540,000 related to that product. The Wonder Wrench agreement requires us to purchase 300,000 units at a cost of $5.00 per unit during the first year of marketing and as of May 31, 2001, we had purchased 25,000 units. Pursuant to our marketing agreement with Thane International, Thane has agreed to pay any royalties owed to the owners under previous agreements with Interactive Marketing directly to the product owners. In addition, Thane agreed to pay us 50% of adjusted revenues each month from the sale, if any, of the products.

       For the 2002 first quarter net cash used for operations was $8,598 compared to $265,414 net cash used for operations in the 2001 first quarter. We did not record any net cash used in investing activities for the first quarter of 2002, but we recorded $58,960 net cash used for the purchase of property and equipment during the 2001 first quarter.

       Net cash used in financing activities for the 2002 first quarter was $5,000 compared to $93,000 net cash provided by financing activities for the 2001 first quarter. The primary source of financing during the 2001 first quarter was a total of $176,000 in loans from two officers which we received in May of 2000. Mr. Haehn loaned us $100,000 and Mr. Lang loaned us $76,000. Also, in the first quarter of 2000 we conducted a private offering for $600,000 in which we sold units comprised of convertible notes payable and warrants to purchase common shares. The notes payable accrued interest at 12% and were convertible at any time at $1.25 per share. Warrants to purchase 360,000 common shares at an exercise price of $1.25 per share, expiring through April 2005, were sold. We realized net proceeds of $517,000, but were required to repay the notes payable shortly thereafter.

       Management intends to fund operations through additional debt and equity financing. Management contemplates that such capital may be provided by private placements of our common stock or debt financing from related parties. We intend to complete any private placements, if any, pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value of their common stock.

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

Going Concern

      Our independent auditors, Corbin & Wertz, C.P.A's, have stated in their report for the year ended February 28, 2001, that we had a negative working capital of $1,295,476 and an accumulated deficit of $3,152,891 and a history of losses from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.


                   PART II.  OTHER INFORMATION
             ________________________________________

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II: Exhibits.

Exhibit #   Description

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

10.2 Amended Operating Agreement of The Plumbers Secret LLC, as amended, dated March 16, 1999 (Incorporated by reference to Exhibit 6.3 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

10.3 Form of promissory note between officers and Interactive Marketing (Incorporated by reference to Exhibit 8.2 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

10.4 Exclusive Manufacturing & Marketing Agreement between Interactive Marketing and Thane International, Inc., dated January 16, 2001. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB, filed January 22, 2001)

(b)  Reports on Form 8-K.

      On February 7, 2001 we filed a Current Report on Form 8-K under Item 4 regarding the resignation of our independent auditors, Moore Stephens, P.C.

      On April 24, 2001 we filed a Current Report on Form 8-K under Item 4 regarding the engagement of Corbin & Wertz, C.P.A.'s as our independent auditors.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       INTERACTIVE MARKETING TECHNOLOGY, INC.


Date: 7/22/01          By /s/ Sandy Lang
                       _______________________________________________________
                       Sandy A. Lang, President, CEO and Chairman of the Board

                          /s/ Martin Goldrod
Date: 7/22/01          By ____________________________________________________
                       Martin Goldrod, Secretary and Director