Form 10QSB
period 2001-08-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2001-10-23
CIK 1096617

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For quarter ended: August 31, 2001

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

     As of October 8, 2001, the Registrant had a total of 13,823,667 shares of common stock issued and outstanding.

                        PART I.  FINANCIAL INFORMATION
                       ________________________________

                        ITEM 1.  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended August 31, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended August 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                       Interactive Marketing Technology
                             Balance Sheets as of
                     August 31, 2001 and February 28, 2001



                                                    (Unaudited)    (Audited)
                                                     August 31,   February 28,
                                                                  (Restated)
                                                       2001          2001
                                                   ------------- -------------
Current assets:
   Cash                                            $     40,534  $     16,007
   Accounts receivable                                    1,516         5,481
   Inventories                                           31,827        67,817
   Prepaids                                              11,440        88,412
                                                   ------------- -------------
     Total current assets                                85,317       177,717
                                                   ------------- -------------

Property, Plant and Equipment, net of accumulated
  depreciation of $30,523 as of August 31, 2001
  and $19,163 as of February 28, 2001                    66,746        78,105
Intangible Assets, net of accumulated amortization
  of $68,280 as of August 31, 2001 and $54,624 as
  of February 28, 2001                                   68,280        81,936
Master Audio Recordings                                       -       250,000
Capitalized Production Costs, net of accumulated
  amortization of $51,772 as of August 31, 2001
  and $0 as of February 28, 2001                         92,434       139,166
Other long term assets                                   63,193        63,468
                                                   ------------- -------------
                                                   $    375,970  $    790,392
                                                   ============= =============

Current liabilities:
   Accounts payable                                $    252,478  $    165,079
   Accrued expenses                                     186,899       106,856
   Related party note payable                           217,000       126,000
   Net liabilities from discontinued operations       1,221,191     1,075,258
                                                   ------------- -------------
     Total current liabilities                        1,877,568     1,473,193
                                                   ------------- -------------

Shareholder deficit:
   Common Stock, Par .001, 60,000,000 shares
     authorized, 13,823,667 and 15,873,667 shares
     issued and outstanding as of August 31, 2001
     and February 28, 2001, respectively                 13,824        15,874
   Paid in capital                                    2,351,016     2,454,216
   Accumulated deficit                               (3,866,438)   (3,152,891)
                                                   ------------- -------------
                                                     (1,501,598)     (682,801)
                                                   ------------- -------------
                                                   $    375,970  $    790,392
                                                   ============= =============

                                      3

         See Accompanying Notes to Consolidated Financial Statements.


                    Interactive Marketing Technology
                        Statements of Operations



                                      (Unaudited)                    (Unaudited)
                              Six months ended August 31,  Three months ended August 31,
                                              (Restated)                    (Restated)
                                   2001          2000           2001           2000
                             -------------- -------------- -------------- --------------
Net sales                    $      52,231  $           -  $           -  $           -

Cost of sales                       50,000              -              -              -
                             -------------- -------------- -------------- --------------

Gross profit                         2,231              -              -              -

Operating expenses:
  Payroll and related              129,789        113,349         61,289         64,544
  Depreciation and
    amortization                    76,789         18,381         25,451         11,150
  Selling, general and
    administration                 330,463        354,851        170,448        199,168
  Loss on disposal of master
    audio recordings                90,000              -         90,000              -
                             -------------- -------------- -------------- --------------
                                   627,041        486,581        347,188        274,862
                             -------------- -------------- -------------- --------------

Loss from operations              (624,810)      (486,581)      (347,188)      (274,862)
                             -------------- -------------- -------------- --------------

Other income (expense):
  Other income                      22,351              -         22,352              -
  Interest income                    1,045              -          1,045              -
  Interest expense                  (2,083)        (6,600)             -         (5,350)
                             -------------- -------------- -------------- --------------
                                    21,313         (6,600)        23,397         (5,350)
                             -------------- -------------- -------------- --------------
Loss from continuing
 operations before income
 tax provision                    (603,497)      (493,181)      (323,791)      (280,212)

Income tax provision                   800              -              -              -
                             -------------- -------------- -------------- --------------
Loss from continuing
 operations                       (604,297)      (493,181)      (323,791)      (280,212)

Discontinued operations:
  Income (loss) from
   discontinued operations        (109,250)        96,675        (21,983)      (284,015)
                             -------------- -------------- -------------- --------------
Net loss                     $    (713,547) $    (396,506) $    (345,774) $    (564,227)
                             ============== ============== ============== ==============

Basic and diluted net
 loss available to common
 stockholders from:
   Continuing operations     $       (0.04) $       (0.04) $       (0.02) $       (0.02)
   Discontinued operations           (0.01)          0.01              -          (0.02)
                             -------------- -------------- -------------- --------------
   Net Loss                  $       (0.05) $       (0.03) $       (0.02) $       (0.04)
                             ============== ============== ============== ==============
Weighted Average Number
 of Shares                     14,450,0561      3,832,000     15,076,445     13,832,000
                             ============== ============== ============== ==============


                                   4

      See Accompanying Notes to Consolidated Financial Statements.


                    Interactive Marketing Technology
                        Statements of Cash Flows
            For the six months ended August 31, 2000 and 2001


                                                               (Unaudited)   (Unaudited)
                                                                August 31,    August 31,
                                                                              (Restated)
                                                                  2001           2000
                                                              ------------- -------------
Cash flows from operating activities:
  Net loss                                                    $   (713,547) $   (396,506)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                   76,789       161,351
    Estimated fair market value of options granted
      to employees                                                  54,750        95,000
    Loss on disposal of master recordings                           90,000             -
    Impairment loss on inventory                                   128,786             -
    Changes in assets and liabilities:
       Accounts receivable                                           3,965         4,246
       Inventories                                                  35,990       (63,750)
       Prepaid expenses                                             77,247      (263,375)
       Capitalized production costs                                 (5,042)            -
       Accounts payable and accrued expenses                       184,589       651,781
                                                              ------------- -------------

          Net cash (used in) provided by operating activities      (66,473)     (188,742)

Cash flows from investing activities:
  Purchase of fixed assets                                               -      (103,663)
                                                              ------------- -------------
Cash flows from continuing financing activities:
  Borrowings from related parties                                  104,000       176,000
  Net proceeds from convertible debt                                     -       517,000
  Repayment of convertible debentures                                    -      (600,000)
  Principal payments on related party notes payable                (13,000)     (176,000)
                                                              ------------- -------------
          Net cash provided by (used in) financing activities       91,000       (83,000)
                                                              ------------- -------------

Net increase in cash from operations                                24,527         2,084

Cash at beginning of period                                         16,007       252,266
                                                              ------------- -------------

Cash at end of period                                         $     40,534  $    254,350
                                                              ============= =============

Supplemental Disclosure of cash flow information -
  Cash paid during period ended for:
    Interest paid                                             $      2,083  $      6,600
                                                              ============= =============
    Income taxes paid                                         $        800  $          -
                                                              ============= =============

Supplemental schedule of non-cash investing and financing activities
--------------------------------------------------------------------
See accompanying notes for non cash investing and financing activities



                                   5

      See Accompanying Notes to Consolidated Financial Statements.


                INTERACTIVE MARKETING TECHNOLOGY, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Operations
---------------------------

      Interactive Marketing Technology, Inc. ("Interactive" or the "Company"), a Nevada corporation, was formed on April 21, 1998. The Company's wholly owned subsidiary is IMT's Plumber, Inc., which was formed February 4, 1999. Since inception, the Company's principal business activity has been produce, market and sell a licensed product called The Plumber's Secret, which was discontinued during fiscal 2001 (see Note 3). The Company intends on introducing new products in fiscal 2002 in a direct response and retail sales environment. The Company continues to be involved in negotiations to obtain licensing agreements for new products.

Principles of Consolidation
---------------------------

       The consolidated financial statements include the accounts of IMT's Plumber, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
-------------

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,792,251 and an accumulated deficit of $3,866,438 at August 31, 2001, and a history of losses from operations through August 31, 2001, among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of new products and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending February 28, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

      The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts (including the realizability of long-lived assets under SFAS 121) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Capitalized Production Costs
----------------------------

      Capitalized production costs include the filming, editing and other film producing costs for various product infomercials which are used for cable network viewing audiences. These costs are of a direct response nature and are therefore capitalized and amortized over the period during which benefits are expected to be earned, which is estimated to be one year. Capitalized production costs at February 28, 2001 was $139,166 and $144,206 at August 31, 2001. Amortization expense for the period ended August 31, 2001 was $51,772 and is recorded under loss from discontinued operations in the accompanying consolidated statement of operations.

Long-Lived Assets
-----------------

      The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, management determined that no impairment existed at August 31, 2001. There can be no assurance, however, that market conditions will not change or demands for the Company's services or products will continue which could result in impairment on long-lived assets in the future.

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

Warranty
---------

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

      Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has no warranty reserve at August 31, 2001 and February 28, 2001.

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

Derivative Instruments
-----------------------

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

New Accounting Pronouncements
-----------------------------

In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

                INTERACTIVE MARKETING TECHNOLOGY, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2001. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

Reclassifications
-----------------

      Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

       Pursuant to APB 25, the Company recognized compensation expense relating to a granting of options to an employee in fiscal year 2001 totaling $54,750 in the consolidated statement of operations during the period ended August 31, 2001.

       In July 2001, the Company obtained and retired 50,000 shares of common stock from two shareholders. No value was assigned to this transaction since the shares were returned for non performance under specific agreements with these shareholders.

       In July 2001, the Company retired 2,000,000 shares of common stock with an estimated fair market value of $160,000, based on the closing bid price on the date of the exchange, for the return of the Master Audio Recordings with a net book value of $250,000, resulting in the Company recognizing a loss on disposal of the Master Audio Recording in the amount of $90,000 in the accompanying Statement of Operations.

                INTERACTIVE MARKETING TECHNOLOGY, INC.
                            AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 3 - DISCONTINUED OPERATIONS

      In November 2000, the Company's management decided to refocus all of its marketing efforts on new product lines and to abandon its efforts of selling the Plumber's Secret product line to retailers. The results of operations of the product line have been reported separately as discontinued operations. Income (loss) from discontinued operations was approximately $(109,250) and $96,675 for the six months ended August 31, 2001 and 2000, respectively. Income (loss) from discontinued operations was approximately $(21,983) and $(284,015) for the three months ended August 31, 2001 and 2000, respectively. Prior year financial statements for 2000 have been restated to present the operations of the Plumber's Secret product line as a discontinued operation. During the six month period ended August 31, 2001, the Company recognized an impairment loss on inventory from discontinued operations of $128,786.

      For financial reporting purposes, the assets and liabilities of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net liabilities from discontinued operations" in the accompanying balance sheet at August 31, 2001 and February 28, 2001 and are comprised of the following:

                                     August 31,         February 28,
                                        2001               2001
                                   ------------       ---------------
       Assets:
         Inventory                 $     73,475       $       202,261

       Liabilities:
         Accounts payable               196,111               178,779
         Accrued liabilities            133,555               133,740
         Accrued royalties              540,000               540,000
         Promotional allowances         425,000               425,000
                                   ------------        --------------

              Total liabilities       1,294,666             1,277,519
                                   ------------        --------------

       Net liabilities from
         discontinued operations   $  1,221,191        $    1,075,258
                                   ============        ==============



NOTE 4 - COOPERATIVE VENTURE

      In June 2001 the Company entered into a cooperative venture with a director. The director advanced $60,000 to the Company for the venture which has been recorded in related party notes payable in the accompanying balance sheet, to produce a television spot for the marketing of the Prime Healthcare Benefits Plan. Net revenues from the sales of this product will be split equally until the director has been repaid his $60,000 advance. After he has received $60,000, then the director will receive 10% of the net revenues and the Company will receive 90% of net revenues. The agreement will continue until the Company no longer markets the Healthcare Plan.

References in this quarterly report to "Interactive Marketing" "we," "us," and "our" refer to Interactive Marketing Technology, Inc.

                      FORWARD LOOKING STATEMENTS

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

      IMT's Plumber, Inc.   In February 1999 IMT's Plumber, Inc., our wholly
owned subsidiary, became a member of The Plumber's Secret L.L.C. The Plumber's Secret L.L.C. was formed to market our product, the Plumbers Secret. The other member of the limited liability company was B.V.T.V., Inc., which employed Bob Vila to advertise and promote the product in an infomercial. For the fiscal years 2001 and 2000, the Plumber's Secret L.L.C. incurred losses from operations totaling $161,474 and $423,325, respectively. The operating agreement provided that $100,000 be paid to B.V.T.V. for its services; however, the $100,000 fee was applied towards the required initial contribution as such services were performed. Under the operating agreement B.V.T.V is not obligated to make good for losses in excess of the $100,000, therefore, its interest is not recorded in our consolidated balance sheet or in the consolidated statements of operations for fiscal year 2001. Due to the discontinuance of the Plumbers Secret product line we have classified all remaining assets and liabilities from the company in net liabilities from discontinued operations in our consolidated financial statements. Management continues to negotiate a settlement to this obligation.

Results of Operations

     Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and our wholly owned subsidiary IMT's Plumber, Inc., reflecting its
50.01% members' interest in the Plumbers Secret, L.L.C.   The following table
summarizes our operations for the three and six month periods ended August 31, 2001 and 2000. The August 31, 2000, information has been restated to reflect adjustments for discontinued operations.


--------------------------------------------------------------------------------------
                               Six Months Ended              Three Months Ended
                       ------------------------------- -------------------------------
                                       August 31, 2000                 August 31, 2000
                       August 31, 2001    (Restated)   August 31, 2001   (Restated
---------------------- --------------- --------------- --------------- ---------------
Net sales              $       52,231  $            -  $            -  $            -
---------------------- --------------- --------------- --------------- ---------------
Cost of sales                  50,000               -               -               -
---------------------- --------------- --------------- --------------- ---------------
Gross profit (loss)             2,231               -               -               -
---------------------- --------------- --------------- --------------- ---------------
Total operating expenses      627,041         486,581         347,188         274,862
---------------------- --------------- --------------- --------------- ---------------
Total other income
  (expense)                    21,313          (6,600)         23,397          (5,350)
---------------------- --------------- --------------- --------------- ---------------
Loss from continuing
   operations                (604,297)       (493,181)       (323,791)       (280,212)
---------------------- --------------- --------------- --------------- ---------------
Income (loss) from
 discontinued operations     (109,250)         96,675         (21,983)       (284,015)
---------------------- --------------- --------------- --------------- ---------------
Income tax provision             (800)              -               -               -
---------------------- --------------- --------------- --------------- ---------------
Net loss               $     (713,547) $     (396,506) $     (345,774) $     (564,227)
---------------------- --------------- --------------- --------------- ---------------

      We recognize revenues when our product is shipped to the customer. Net sales from continuing operations were $52,231 for the six month period ended August 31, 2001 ("2002 six month period") and we had no sales in the three month period ended August 31, 2001 ("2002 second quarter"). The restated periods for the three and six month periods ended August 31, 2000 ("2001 second quarter and 2001 six month period") reflect no sales as a result of the adjustments for the discontinued operations related to the Plumbers Secret product line. The sales for the 2002 six month period were primarily the sale of our product inventory to Thane International. Cost of sales from continuing operations, which include the cost of the product and shipping of the product was $50,000, and was related to the purchase of the Wonder Wrench units. Based on net sales and cost of sales we recorded a gross profit from continuing operations of $2,231 for the 2002 six month period.

      Total operating expenses increased $140,460 in 2002 six month period compared to the 2001 six month period, and increased $72,326 for the 2002 second quarter compared to the 2001 second quarter. Payroll and related expenses increased $16,440 in the 2002 six month period compared to the 2001 six month period, but decreased $3,255 in the 2002 second quarter compared to the 2001 second quarter. Depreciation and amortization expenses from continuing operations related to property and equipment, intangible assets and capitalized production costs increased $58,408 in the 2002 six month period compared to the 2001 six month period fiscal year and increased $14,301 for the 2002 second quarter compared to the 2001 second quarter. The 2002 second quarter and six month period increases are primarily the result of a amortized expenses related to infomercials. Selling, general and administrative expenses decreased $24,388 for the 2002 six month period compared to the 2001 six month period and decreased $28,720 for the 2002 second quarter compared to the 2001 second quarter.

      Total other income was $21,313 for the 2002 six month period and $23,397 for the 2002 second quarter compared to total other expense from interest expense of $6,600 for the 2001 six month period and $5,350 for the 2001 six month quarter. The increase in total other income was primarily due to $22,351 in other income primarily related to the write off of approximately $13,000 in previously accrued expenses.

      We recorded losses from continuing operations for the comparative six month periods and second quarters and recorded losses from discontinued operations for those periods. With increased operating expenses and a greater loss from discontinued operations in the 2002 six month period, our net loss increased $317,041 for the 2002 six month period compared to the 2001 six month period. However, our net loss decreased $218,453 for the 2002 second quarter compared to the 2001 second quarter due to other income and a smaller loss from discontinued operations in that quarter. Thus, we recorded a net loss per share of $0.05 for the 2002 six month period and a loss per share of $0.02 for the 2002 second quarter.

Factors Affecting Future Performance

      Management believes the following factors may adversely affect our business, financial condition, operating results or cash flows.
      . We need additional financing in order to carry out our business plan and management cannot assure that we will be successful in obtaining such financing.
      . Sales from our products are unproven and some of our products are yet to be tested in the retail environment.
      . We must obtain new products and customers at reasonable costs, retain customers and encourage repeat purchases.
      . We need to develop our customer base through multiple marketing channels, which include marketing campaigns using a combination of online and traditional marketing and direct marketing techniques to target new and existing customers with personalized communications.

Liquidity and Capital Resources

      As of August 31, 2001, we had a cash balance of $40,534 with total current assets of $85,317 and total current liabilities of $1,877,568 compared to the year ended February 28, 2001, cash balance of $16,007 with total current assets of $177,717 and total current liabilities of $1,473,193. At the end of the 2002 six month period, $1,221,191 of our total current liabilities were allocated to net liabilities from discontinued operations related to the discontinuance of the Plumbers Secret product line. At the end of the 2002 six month period we recorded an accumulated deficit of $3,866,438 compared to an accumulated deficit of $3,152,891 at the end of the 2001 fiscal year.

      We have no plans to purchase significant equipment or make other capital expenditures within the next twelve months. Our principal commitments consist of office leases, royalty and profit-share obligations. As of the fiscal year ended February 28, 2001, our monthly lease commitment for our office space was approximately $5,400, with future minimum annual lease payments of $250,000 through 2005.

      According to the terms of our marketing agreements with various product owners we are obligated to share profits and/or pay royalties on any products we sell. However, our marketing agreement with Thane International, Inc. provides that Thane pay any royalties owed to the owners under previous agreements with Interactive Marketing directly to the product owners. In addition, Thane agreed to pay Interactive Marketing 50% of adjusted revenues each month from the sale, if any, of the products. As of the period ended August 31, 2001, we had outstanding royalty obligations of $540,000 related to the Plumbers Secret. Our management continues to negotiate a settlement of this obligation.

      For the 2002 six month period net cash used in operations was $66,473 compared to $188,747 net cash provided by operations in the 2001 six month period. We did not record any net cash used in investing activities for the six month period of 2002, but we recorded $103,663 net cash used for the purchase of property and equipment during the 2001 six month period.

      Net cash provided by financing activities for the 2002 six month period was $91,000 compared to $83,000 net cash used in financing activities for the 2001 six month period. Loans from shareholders of $104,000 provided the
majority of financing for the 2002 six month period.   The primary source of
financing for the 2001 six month period was a total of $176,000 in loans which we received in May of 2000 from two officers. Mr. Gregory Haehn loaned us $100,000 and Mr. Sandy Lang loaned us $76,000. Also, in the first quarter of 2000 we conducted a private offering for $600,000 in which we sold units comprised of convertible notes payable and warrants to purchase common shares. The notes payable accrued interest at 12% and were convertible at any time at $1.25 per share. The warrants allowed the holder to purchase 360,000 common shares at an exercise price of $1.25 per share, expiring through April 2005. We realized net proceeds of $517,000, but were required to repay the notes payable shortly thereafter.

      Management intends to increase sales by the marketing of new products. In June 2001 we entered into a cooperative venture with Johnny Bench, our director, to produce a television spot for the marketing of our Prime Healthcare Benefits Plan. Management believes the $60,000 in funding provided to us under the agreement by Mr. Bench will allow Interactive Marketing to launch the sale of this product. Net revenues from the sales of this product will be split equally by Mr. Bench and Interactive Marketing until Mr. Bench has received $60,000. After he has received $60,000, then Mr. Bench will receive 10% of the net revenues and Interactive Marketing will receive 90% of net revenues. The agreement will continue until we no longer market the Healthcare Plan.

      Management intends to fund operations through additional debt and equity financing. Management contemplates that such capital may be provided by private placements of our common stock or debt financing from related parties. We intend to complete private placements, if any, pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value of the common stock they hold.

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

Going Concern

      Our independent auditors, Corbin & Wertz, Certified Public Accountants, have stated in their report for the year ended February 28, 2001, that we had a negative working capital of $1,295,476 and an accumulated deficit of $3,152,891 and a history of losses from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.


                     PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      In July 2001, our Board of Directors canceled an aggregate of 2,000,000 common shares held by Planet Entertainment Corp. for the return of the Master Audio Recordings. This transaction reduced the number of issued and outstanding shares from 15,823,667 to 13,823,667.

      In July 2001, our Board authorized the cancellation of 50,000 common shares issued to two employees due to lack of performance. This cancellation has not been completed as of the filing of this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II: Exhibits.

Exhibit #  Description
---------  ------------

2.1 Agreement and Plan of Merger between Interactive Marketing and Shur De Cor, Inc., dated March 24, 1999. (Incorporated by reference to Exhibit 8.1 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

3.1        Articles of Incorporation, as amended

3.2        Bylaws of Interactive Marketing (Incorporated by reference to
           Exhibit 2.3 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

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

10.3 Form of promissory note between officers and Interactive Marketing (Incorporated by reference to Exhibit 8.2 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

10.4 Exclusive Manufacturing & Marketing Agreement between Interactive Marketing and Thane International, Inc., dated January 16, 2001. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB, filed January 22, 2001)

10.5 Cooperative Venture Agreement between Interactive Marketing and Johnny Bench, dated June 15, 2001

(b)  Reports on Form 8-K.

     None



                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             INTERACTIVE MARKETING TECHNOLOGY, INC.



Date: 10/22/01            By /s/ Sandy Lang
                             --------------------------------------------
                             Sandy A. Lang, President, CEO and Chairman
                             of the Board


Date: 10/22/01            By /s/ Martin Goldrod
                            ---------------------------------------------
                             Martin Goldrod, Secretary and Director