Form 10QSB
period 2001-11-30
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2002-01-22
CIK 1096617

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For quarter ended:  November 30, 2001

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                   Commission File No.  0-29019

              INTERACTIVE MARKETING TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

                    Nevada                          22-3617931
      (State of incorporation)         (I.R.S. Employer Identification No.)

             3575 Cahuenga Boulevard West, Suite 390
                   Hollywood, California 90068
             (Address of principal executive offices)

Issuer's telephone number, including area code: (323) 874-4484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]

As of January 17, 2002, the registrant had a total of 13,823,667 shares of common stock issued and outstanding.

                  PART I.  FINANCIAL INFORMATION

           --------------------------------------------

                  ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended November 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended November 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                 Interactive Marketing Technology
                       Balance Sheets as of
             November 30, 2001 and February 28, 2001

                                                    (Unaudited)    (Audited)
                                                    November 30,  February 28,
                                                        2001          2001
                                                   ------------- -------------
Current assets:
  Cash                                             $          -  $     16,007
  Accounts receivable                                     1,516         5,481
  Inventories                                            12,972        67,817
  Employee advances                                      30,000         1,500
  Prepaids                                                7,565        88,412
                                                   ------------- -------------
    Total current assets                                 52,053       179,217
                                                   ------------- -------------
Property, Plant and Equipment, net of
  accumulated depreciation of $36,204 as
  of November, 2001 and $19,163 as of
  February 28, 2001                                      61,065        78,105
Intangible Assets, net of accumulated
  amortization of $75,108 as of
  November 30, 2001 and $54,624 as of
  February 28, 2001                                      61,452        81,936
Master Audio Recordings                                       -       250,000
Capitalized Production Costs, net of
  accumulated amortization of $90,601
  as of November 30, 2001 and $0 as of
  February 28, 2001                                      53,605       139,166
Other long term assets                                   61,484        61,968
                                                   ------------- -------------
                                                        237,606       611,175
                                                   ------------- -------------
                                                   $    289,659  $    790,392
                                                   ============= =============

Current liabilities:
  Accounts payable                                 $    202,654  $    165,079
  Bank Overdraft                                            339             -
  Accrued expenses                                      336,714       106,856
  Related party note payable                            257,000       126,000
  Net liabilities from discontinued operations        1,218,591     1,075,258
                                                   ------------- -------------
     Total current liabilities                        2,015,298     1,473,193
                                                   ------------- -------------

Shareholder deficit:
  Common Stock, Par .001, 60,000,000 shares
    authorized, 13,823,667 and 15,873,667 shares
    issued and outstanding as of November 30,
    2001 and February 28, 2001, respectively             13,824        15,874
  Paid in capital                                     2,351,016     2,454,216
  Officer Advances                                      (71,500)            -
  Accumulated deficit                                (4,018,979)   (3,152,891)
                                                   ------------- -------------
                                                     (1,725,639)     (682,801)
                                                   ------------- -------------
                                                   $    289,659  $    790,392
                                                   ============= =============


          See Notes to Consolidated Financial Statements





                     Interactive Marketing Technology
                         Statements of Operations


                                                   (Unaudited)                (Unaudited)
                                                 Nine months ended         Three months ended
                                                   November 30,               November 30,
                                                2001         2000           2001         2000
                                           ------------- ------------- ------------- -------------
Net sales                                  $     52,231  $        203  $          -  $          -

Cost of sales                                    50,000         1,043             -             -
                                           ------------- ------------- ------------- -------------

Gross profit                                      2,231          (840)            -             -

Operating expenses:
   Payroll and related                          219,439       199,066        89,650        91,912
   Depreciation and amortization                128,126        29,565        51,337        11,184
   Selling, general and administration          324,845       497,679        (5,618)      140,012
   Loss on disposal of master
     audio recordings                            90,000       350,000             -       350,000
                                           ------------- ------------- ------------- -------------
                                                762,410     1,076,310       135,369       593,108
                                           ------------- ------------- ------------- -------------

Loss from operations                           (760,179)   (1,077,150)     (135,369)     (593,108)
                                           ------------- ------------- ------------- -------------
Other income (expense):
   Other income                                   3,226             -       (19,126)            -
   Interest income                                1,045             -             -             -
   Interest expense                              (2,083)       (4,243)            -        (1,100)
                                           ------------- ------------- ------------- -------------
                                                  2,188        (4,243)      (19,126)       (1,100)
                                           ------------- ------------- ------------- -------------
Loss from continuing operations
  before income tax provision                  (757,991)   (1,081,393)     (154,494)     (594,208)

Income tax provision                                800             -             -             -
                                           ------------- ------------- ------------- -------------

Loss from continuing operations                (758,791)   (1,081,393)     (154,494)     (594,208)

Discontinued operations:
   Income (loss) from discontinued
     operations                                (107,297)     (623,747)        1,953      (714,426)
                                           ------------- ------------- ------------- -------------
Net loss                                   $   (866,088) $ (1,705,140) $   (152,541) $ (1,308,634)
                                           ============= ============= ============= =============

Earnings Per Share Basic                          (0.05)        (0.07)        (0.01)        (0.04)
                                           ============= ============= ============= =============

EPS-discontinued operations                       (0.01)        (0.04)         0.00         (0.04)
                                           ============= ============= ============= =============

Weighted Average Number of Shares            14,777,849    14,540,125    13,823,667    15,963,250
                                           ============= ============= ============= =============





              See Notes to Consolidated Financial Statements

                                     4



                     Interactive Marketing Technology
                         Statements of Cash Flows
            For the nine months ended November 30, 2000 and 2001


                                                                       (Unaudited)     (Unaudited)
                                                                       November 30,    November 30,
                                                                          2001             2000
                                                                      -------------- --------------
Cash flows from operating activities:
  Net loss                                                            $    (866,088) $  (1,081,393)
  Adjustments to reconcile net loss to net cash used in
   continuing operating activities:
     Depreciation and amortization                                          128,126         29,565
     Estimated fair market value of options granted to employees             54,750         75,000
     Loss on disposal of master recordings                                   90,000        350,000
     Impairment loss on inventory                                                 -              -
     Changes in continuing operating assets and liabilities:
       Decrease (increase) in accounts receivable                             3,965              -
       Decrease (increase) in inventories                                   (73,941)             -
       Decrease (increase) in prepaid expenses                               12,125         21,934
       Decrease (increase) in deposits and other assets                         484       (331,642)
       Increase (decrease) in accounts payable and accrued expenses         267,772         68,260
       Increase (decrease) in advances from/to Plumbers Secret, LLC               -        777,428
       Increase (decrease) in other liabilities                                   -         (9,318)
                                                                      -------------- --------------
            Net cash used in continuing operating activities               (382,806)      (100,166)
            Net cash provided by (used in) discontinued operations          272,119       (135,382)
                                                                      -------------- --------------
                                                                           (110,688)      (235,548)
                                                                      -------------- --------------

Cash flows from investing activities:
  Cash paid for capitalized production costs                                 63,681              -
  Purchase of fixed assets                                                        -        (79,538)
                                                                      -------------- --------------
       Net cash provided by (used in) investing activities                   63,681        (79,538)

Cash flows from continuing financing activities:
  Loans from stockholders                                                    44,000        251,000
  Principal payments on notes payable                                       (13,000)      (176,000)
                                                                      -------------- --------------
     Net cash provided by (used in) continuing financing activities          31,000         75,000
                                                                      -------------- --------------

Net increase (decrease) in cash from continuing operations                  (16,007)      (240,086)

Cash at beginning of period                                                  16,007        252,266
                                                                      -------------- --------------

Cash at end of period                                                 $           -  $      12,180
                                                                      ============== ==============
Supplemental Disclosure of cash flow information-
  Interest paid                                                       $       2,083  $       4,243
                                                                      ============== ==============
  Income taxes paid                                                   $         800  $           -
                                                                      ============== ==============

Non Cash Transaction
--------------------

The Company exchanged 2,000,000 common shares for $250,000 of Master Audio Recordings in fiscal
2001 and reversed in fiscal 2002.

A Shareholder personally advance to employees $100,000. This transaction was recorded to shareholder loan and employee advances as of November 30, 2001.


              See Notes to Consolidated Financial Statements.


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

Going Concern
-------------

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,993,245 and an accumulated deficit of $4,018,979 at November 30, 2001, and a history of losses from operations through November 30, 2001, among other matters, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of new products and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending February 28, 2002. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Capitalized Production Costs
----------------------------

      Capitalized production costs include the filming, editing and other film producing costs for various product infomercials which are used for cable network viewing audiences. These costs are of a direct response nature and are therefore capitalized and amortized over the period during which benefits are expected to be earned, which is estimated to be one year. Capitalized production costs at February 28, 2001 was $139,166 and $53,605 at November 30, 2001. Amortization expense for the period ended November 30, 2001 was $90,601.

Long-Lived Assets
-----------------

      The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, management determined that no impairment existed at November 30, 2001. There can be no assurance, however, that market conditions will not change or demands for the Company's services or products will continue which could result in impairment on long-lived assets in the future.

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

      Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has no warranty reserve at November 30, 2001 and February 28, 2001.

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


New Accounting Pronouncements
------------------------------

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

NOTE 2 - STOCKHOLDERS' EQUITY

       Pursuant to APB 25, the Company recognized compensation expense relating to a granting of options to an employee in fiscal year 2001 totaling $54,750 in the consolidated statement of operations during the period ended November 30, 2001.

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

NOTE 3 - DISCONTINUED OPERATIONS

      In November 2000, the Company's management decided to refocus all of its marketing efforts on new product lines and to abandon its efforts of selling the Plumber's Secret product line to retailers. The results of operations of the product line have been reported separately as discontinued operations. Income (loss) from discontinued operations was approximately $(107,297) and $(623,747) for the nine months ended November 30, 2001 and 2000, respectively. Income (loss) from discontinued operations was approximately $1,953 and $(714,426) for the three months ended November 30, 2001 and 2000, respectively. Prior year financial statements for the first and second quarters of 2000 have been restated on the financial statements for the first and second quarters of 2001 to present the operations of the Plumber's Secret product line as a discontinued operation. During the nine month period ended November 30, 2001, the Company recognized an impairment loss on inventory from discontinued operations of $128,786.

      For financial reporting purposes, the assets and liabilities of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net liabilities from discontinued operations" in the accompanying balance sheet at November 30, 2001 and February 28, 2001 and are comprised of the following:

                                     November 30,         February 28,
                                        2001                 2001
                                   ------------       ---------------
       Assets:
         Inventory                 $     73,475       $       202,261

       Liabilities:
         Accounts payable               193,511               178,779
         Accrued liabilities            133,555               133,740
         Accrued royalties              540,000               540,000
         Promotional allowances         425,000               425,000
                                   ------------        --------------

              Total liabilities       1,292,066             1,277,519
                                   ------------        --------------
       Net liabilities from
         discontinued operations   $  1,218,591        $    1,075,258
                                   ============        ==============


NOTE 4   COOPERATIVE VENTURE

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

NOTE 5   EMPLOYEE ADVANCES

      A director and shareholder of the Company advanced funds directly from his personal accounts to the employees of the Company. These transactions are received as a loan from stockholder and employee advances. For the nine months ended November 30, 2001, these transactions totaled $100,000.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

      In November 2000 management shifted our marketing efforts to new product lines and discontinued the Plumbers Secret product line. As a result, we have recognized a loss from discontinued operations in our financial statements for the 2002 fiscal year. Management expects revenues from the new products to satisfy a portion of our working capital needs in the short term; however, we must obtain debt and equity financing to continue long term operations. Management has explored financing sources, but has not entered into any agreements for financing at this time. During the third quarter of 2002 we have relied on loans from management and other shareholders to finance our operations.

      IMT's Plumber, Inc.   In February 1999 IMT's Plumber, Inc., our wholly
owned subsidiary, became a member of The Plumber's Secret L.L.C. The Plumber's Secret L.L.C. was formed to market our product, the Plumbers Secret. The other member of the limited liability company was B.V.T.V., Inc., which employed Bob Vila to advertise and promote the product in an infomercial. For the fiscal years 2001 and 2000, The Plumber's Secret L.L.C. incurred losses from operations totaling $161,474 and $423,325, respectively. Due to the discontinuance of the Plumbers Secret product line we have classified all remaining assets and liabilities from The Plumber's Secret L.L.C. in net liabilities from discontinued operations in our consolidated financial statements.

Results of Operations

      Our fiscal year ends February 28 (or February 29) and the following discussions are based on the consolidated financial statements of Interactive Marketing and our wholly owned subsidiary IMT's Plumber, Inc., reflecting its 50.01% members' interest in the Plumbers Secret, L.L.C. We recorded no sales from continuing operations for the 2002 three month period ended November 30, 2001, and sales of $52,231 for the nine month period ended November 30, 2001. The $52,231 sales reflect the sale of our product inventory to Thane International in the first quarter of fiscal year 2002. As the result of adjustments to our financial statements for the discontinued operations related to the Plumbers Secret product line, we posted minimal sales of $203 for the 2001 nine month period and no sales for the three month period ended November 30, 2000.

      Total operating expenses for the 2002 three and nine month periods decreased compared to the 2001 three and nine month periods. This decrease was primarily the result of a $350,000 loss adjustment applied to the 2001 third quarter related to the disposal of master audio recordings and decreases in selling, general and administrative expenses for the 2002 periods.

      For the 2002 third quarter we recorded $19,126 other expense compared to $1,100 other expense for the 2001 third quarter. The $19,126 other expense was primarily the result of accounting adjustments related to inventory and liabilities. We recorded total other income of $2,188 for the 2002 nine month period compared to other expense of $4,243 for the 2001 nine month period.

      Our loss from continuing operations decreased $322,602 for the 2002 nine month period compared to the 2001 nine month period and decreased $439,714 for the 2002 third quarter compared to the 2001 third quarter. We recorded losses from discontinued operations of $107,297 for the 2002 nine month period compared to $623,747 for the 2001 nine month period and recorded income from discontinued operations of $1,953 for the 2002 third quarter and a loss from discontinued operations of $714,426 for the 2001 third quarter. Our net loss decreased $839,052 in the 2002 nine month period compared to the 2001 nine month period and decreased $1,156,093 for the 2002 third quarter compared to the 2001 third quarter. As a result, our loss per share decreased to $0.06 for the 2002 nine month period and $0.01 for the 2002 third quarter.

      Management continues to seek new products, as well as financing; however, it believes the following factors may adversely affect our business, financial condition, operating results and/or cash flows.
      . We need additional financing in order to carry out our business plan and management cannot assure that we will be successful in obtaining such financing.
      . We must obtain new products and customers at reasonable costs, retain customers and encourage repeat purchases.
      . Sales from our products are unproven and some of our products are yet to be tested in the retail environment.

Liquidity and Capital Resources

      As of November 30, 2001, our total current assets decreased to $52,053 from $179,217 at the year ended February 28, 2001. Total current liabilities increased to $2,015,298 compared to $1,473,193 at the year end. Accrued expenses, net liabilities from discontinued operations and notes payable to related parties were primarily the cause of the increase in total current liabilities. We had a negative working capital of $1,963,245 and an accumulated deficit of $4,018,979 at November 30, 2001, and a history of losses from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

      According to the terms of our marketing agreements with various product owners we are obligated to share profits and/or pay royalties on any products we sell. We sold our product inventory to Thane International, Inc. in the first quarter of 2002 and our agreement with Thane provides that Thane pay directly to product owners any royalties owed to the product owners based on previous agreements between Interactive Marketing and the product owners. As of November 30, 2001, we had outstanding royalty obligations of $540,000 related to the Plumbers Secret and our management continues to negotiate a settlement of this obligation.

      For the 2002 nine month period net cash used in continuing operations was $382,806 compared to $100,166 net cash used in continuing operations for the 2001 nine month period. Net cash provided by investing activities for the 2002 nine month period was $63,681, which was primarily funding received from our cooperative agreement with Mr. Johnny Bench, described below. Net cash used in investing activities for the 2001 nine month period was $79,538 and was related to the purchase of property and equipment. Net cash provided by financing activities for the 2002 nine month period was $31,000 compared to $75,000 for the 2001 nine month period. Loans from officers and other shareholders of $44,000 for the 2002 nine month period and $251,000 for the 2001 nine month period provided the majority of financing. In addition, during the 2002 nine month period our President, Sandy A. Lang, has advanced $100,000 from his personal accounts to our employees.

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

      Management continues to investigate the availability, source and terms for external debt financing. At this time we have not entered into any agreement with any third parties regarding such financing. We cannot assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.



                   PART II.  OTHER INFORMATION

       ---------------------------------------------------


ITEM 5:  OTHER INFORMATION

       In January 2002 our board of directors determined it would be in our best interest to change auditors and the board recommended and approved such action. On January 16, 2002, we dismissed Corbin & Wertz, Certified Public Accountants, as our independent auditors and engaged Chisholm & Associates, Certified Public Accountants, as our new independent auditors. We engaged Corbin & Wertz in April 2001 and it audited our financials statements for the year ended February 28, 2001. Corbin & Wertz's report, dated May 21, 2001, for the 2001 fiscal year was modified in its reference to the uncertainty of Interactive Marketing's ability to continue as a going concern. Except for this modification, the report did not contain an adverse opinion, disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit for the 2001 fiscal year and any subsequent interim period preceding the date of dismissal, there were no disagreements with Corbin & Wertz on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      During the two most recent fiscal years and through January 16, 2002, we had not consulted with Chisholm & Associates regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm & Associates concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. Nor have we consulted with Chisholm & Associates as to any matter that was either the subject of a disagreement or a reportable event with our former accountant.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II: Exhibits.

Exhibit #  Description

3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-QSB, filed October 22, 2001)

3.2        Bylaws of Interactive Marketing (Incorporated by reference to
           Exhibit 2.3 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

10.1 Lease Agreement between E.P. Investments and Interactive Marketing, dated May 10, 1999 (Incorporated by reference to Exhibit 6.1 to Interactive Marketing's Form 10-SB, as amended, filed January 19,
           2000)

10.2 Operating Agreement of The Plumbers Secret LLC, as amended, dated March 16, 1999 (Incorporated by reference to Exhibit 6.3 to Interactive Marketing's Form 10-SB, as amended, filed January 19,
           2000)

10.3 Exclusive Manufacturing & Marketing Agreement between Interactive Marketing and Thane International, Inc., dated January 16, 2001. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB, filed January 22, 2001)

10.4 Cooperative Venture Agreement between Interactive Marketing and Johnny Bench, dated June 15, 2001 (Incorporated by reference to
           Exhibit 10.5 to Form 10-QSB, filed October 22, 2001)

16.1       Letter of agreement from Corbin & Wertz

(b)  Reports on Form 8-K.

     None



                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INTERACTIVE MARKETING TECHNOLOGY, INC.



Date: 1-21-02         By /s/ Sandy Lang
                         ------------------------------------------
                         Sandy A. Lang, President, CEO and
                         Chairman of the Board




Date: 1-21-02         By /s/ Martin Goldrod
                         ------------------------------------------
                         Martin Goldrod, Secretary and Director