Form 10QSB/A
period 2001-08-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2002-03-12
CIK 1096617

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

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

     This Form 10-QSB has been amended to include Part II, Item 1: Legal Proceedings



                  PART I.  FINANCIAL INFORMATION
         ------------------------------------------------
                  ITEM 1.  FINANCIAL STATEMENTS

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



                   PART II.  OTHER INFORMATION
      -----------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On August 17, 2001 we filed a complaint against Rocky River Outdoor Products, Inc. and its principals, Christopher Atkins, Pamela Biren and Craig Shinners. The complaint was filed in the Superior Court of the State of California, County of Los Angeles-Northwest District and alleged that Rocky River and its principals had breached the contract related to the EFL Fishing Lure. We sought unspecified damages and injunctive relief to protect our interests in this product. A trial date has not been set and we have not started discovery for the case.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Part II: Exhibits.

Exhibit #     Description

2.1 Agreement and Plan of Merger between Interactive Marketing and Shur De Cor, Inc., dated March 24, 1999. (Incorporated by reference to Exhibit 8.1 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

3.1        Articles of Incorporation, as amended (Filed October 23, 2001)

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

10.3 Form of promissory note between officers and Interactive Marketing (Incorporated by reference to Exhibit 8.2 to Interactive Marketing's Form 10-SB, as amended, filed January 19, 2000)

10.4 Exclusive Manufacturing & Marketing Agreement between Interactive Marketing and Thane International, Inc., dated January 16, 2001. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB, filed January 22, 2001)

10.5 Cooperative Venture Agreement between Interactive Marketing and Johnny Bench, dated June 15, 2001 (Filed October 23, 2001)

(b)  Reports on Form 8-K.

     None

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        INTERACTIVE MARKETING TECHNOLOGY, INC.



Date:   1/4/02          By /s/ Sandy Lang
                        -----------------------------------------------
                        Sandy A. Lang, President, CEO and Chairman
                        of the Board



Date: JAN 4, 2002       By /S/ Martin Goldrod
                        -----------------------------------------------
                        Martin Goldrod, Secretary and Director