Form 10KSB
period 2003-02-28
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2004-04-01
CIK 1096617

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the fiscal year ended February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________to________________


                  Commission file number 0-29019

              INTERACTIVE MARKETING TECHNOLOGY, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               NEVADA                                 22-3617931
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

             12400 Ventura Blvd., #645, Studio City, California 91604
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 618-3038
                        -------------------------------
                        (Registrant's telephone number)

  Securities registered under Section 12(b) of the Exchange Act:

                               NONE

  Securities registered under Section 12(g) of the Exchange Act:

              COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [ ]   No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended February 28, 2003 were $0.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($0.15) of such common equity as of March 5, 2004, was approximately $1,252,300.

     As of March 26, 2004 the issuer had 13,823,667 shares of common stock, $.001 par value per share outstanding.

            Documents Incorporated by Reference: NONE

  Transitional Small Business Disclosure Format: Yes [ ] No [X]




              INTERACTIVE MARKETING TECHNOLOGY, INC.
                           FORM 10-KSB
                   YEAR ENDED FEBRUARY 28, 2003
                              INDEX



                    Part I

    Item 1.  Description of Business

    Item 2.  Description of Property

    Item 3.  Legal Proceedings

    Item 4.  Submission of Matters to
             a Vote of Security Holders


                    Part II

    Item 5.  Market for Common Equity and
             Related Stockholder Matters

    Item 6.  Management's Discussion and
             Analysis or Plan of Operation

    Item 7.  Financial Statements

    Item 8.  Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure

    Item 8A. Controls and Procedures


                    Part III

    Item 9.  Directors, Executive Officers
             Promoters and Control Persons;
             Compliance with Section 16(a)
             of the Exchange Act

    Item 10. Executive Compensation

    Item 11. Security Ownership of Certain
             Beneficial Owners and Management
             and Related Stockholder Matters

    Item 12. Certain Relationships and
             Related Transactions

    Item 13. Exhibits and Reports on Form 8-K
                (a)   Exhibits
                (b)   Reports on Form 8-K

    Item 14. Principal Accountant Fees and Services

    Signatures


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

ITEM 1. DESCRIPTION OF BUSINESS

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

     Through our wholly-owned subsidiary, IMT's Plumber, Inc., we produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued during fiscal 2001. In May 2002, the Company discontinued its former business. The Company has not conducted any business since this time. The Company intends to reenter its former business of direct marketing of proprietary consumer products in the United States and worldwide provided that the Company can raise sufficient capital to do so.

     The Company will require additional financing to implement its business strategy. At this time, no such additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to reenter its former business. Without additional capital funding, the Company cannot reenter its former business. The Company is currently exploring all opportunities to raise the necessary capital.

Former Business

     Interactive Marketing was engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitated the design and manufacture of products and developed market strategies for such products. Our goal was to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we contracted with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We managed all phases of our direct marketing programs and retail marketing for the products we sold, including:

       *   Product selection, testing and development
       *   Securing all necessary or appropriate rights to the product
       * Supervision of the manufacturing process, quality control and packaging
       *   Production and broadcast of infomercials and commercials
       *   In-bound telemarketing, order fulfillment and customer service
       *   Print advertisements

Recent Developments

     Marty Goldrod, the Company's chief executive officer and a member of the Company's former management, is attempting to raise capital to reenter the Company's former business.

Trademarks, License and Intellectual Property

     The Company does not own any patents, trademarks, licenses or other forms of intellectual property.

Government Regulations

     Various aspects of our former business were subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies. The products we sold were subject to the evaluation by the Consumer Products Safety Commission ("CPSC") which protects the public from unreasonable risk of injuries and death associated with consumer products.
The advertising and marketing of the products was regulated by the Federal Trade Commission ("FTC") and the Federal Communications Commission, ("FCC"), which enforce consumer protection laws in regards to truth in advertising. When we relied on the U.S. Mail for shipment of our products the United States Post Office regulated the types of products and the manner in which they could be distributed. Each state has various comparable agencies or laws that States' Attorneys General enforce in the areas of consumer protection. These statutes, rules and regulations which were applicable to our former business were numerous, complex and subject to change.

Employees

     The Company does not currently have any employees hired on a full-time basis.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive office is located in the home of Marty Goldrod, the Company's chief executive officer, at 12400 Ventura Blvd. # 645, Studio City, California 91604. The Company has not entered into a lease of office space with Mr. Goldrod. Mr. Goldrod provides this office space to the Company on a rent-free basis. The Company does not own or otherwise use any other property.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                             PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded over-the-counter and quoted on The National Quotation Bureau's Pink Sheets under the symbol "IAMK". Until April 17, 2000 our common stock was quoted on the OTC NASDAQ Electronic Bulletin Board under the symbols "IAMK" and "IAMKE". Our stock is currently traded on Pink Sheets under the symbol "IAMK". The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending February 28, 2003. There was no trading activity prior to April 1999. The quotations reflect inter-dealer prices, retail mark-up, markdown, or commission and may not represent actual transactions.

     Quarter Ended               High               Low
     ----------------          -------            --------
     February 28, 2003         $ 0.001            $ 0.001
     November 30, 2002           0.002              0.002
     August 31, 2002             0.002              0.002
     May 31, 2002                0.015              0.015
     February 28, 2002           0.035              0.011
     November 30, 2001           0.065              0.025
     August 31, 2001             0.12               0.06
     May 31, 2001                0.10               0.06
     February 28, 2001           0.18               0.06

     We had approximately 78 stockholders of record as of March 5, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Recent Sales of Unregistered Securities

     The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

     During 2002, the Company cancelled 2,000,000 shares that were previously issued in connection with an agreement to receive master recordings, which agreement was subsequently rescinded.

     During 2002, the Company received for cancellation 50,000 shares of its common stock which were previously issued for services which were not rendered.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

     The Company intends to reenter its former business of direct marketing of proprietary consumer products in the United States and worldwide.

     In May 2002, the Company discontinued its former business. The Company was engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitated the design and manufacture of products and developed market strategies for such products. Our goal was to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we contracted with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We managed all phases of our direct marketing programs and retail marketing for the products we sold.

     It is imperative that the Company raise capital to reenter its former business. The Company will require additional financing. At this time, no such additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to reenter its former business. Without additional capital funding, the Company cannot reenter its former business. The Company is currently exploring all opportunities to raise the necessary capital.

     There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing will require the Company to forego reentering its former business.

Income, Liquidity and Capital Resources

     We did not have revenues for the fiscal years ended February 28, 2003 and February 28, 2002. Operating expenses were $58,385 for the fiscal year ended February 28, 2003 as compared to $991,941 for the fiscal year ended February 28, 2002. In May 2002, we discontinued our operations. We recorded $1,292,270 of income from discontinued operations for the fiscal year ended February 28, 2003, that was attributable to the relief of indebtedness from bankruptcy. Net income was $1,233,885 for the fiscal year ended February 28, 2003 as compared to a net loss of $1,187,131 for the fiscal year ended February 28, 2002.

     We have experienced cumulative operating losses since our inception of approximately $3,106,337.

     We did not have any assets as of the fiscal year ended February 28, 2003. We had current liabilities of $741,497 for such period. Current liabilities consisted of accounts payable of $253,449, accrued expenses of $336,457, shareholder advances of $26,902 and notes payable to shareholders of $124,689.

ITEM 7. FINANCIAL STATEMENTS

     We have attached our consolidated financial statements for the year ended

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     For the fiscal year ended February 28, 2001, the firm of Corbin & Wertz ("Corbin") served as the Registrant's auditors. Corbin had served as the Registrant's auditor since April 6, 2001, after suceeding Moore Stephens, P.C. ("Moore"), who had served as the Registrant's auditor since April 7, 1999. Moore audited the Registrant's financial statements for the fiscal year ended February 29, 2000. The change of auditors from Moore to Corbin was previously reported on the Forms 8-K filed with the Commission on April 24, 2001 and February 7, 2001. On January 16, 2002, the Registrant dismissed Corbin as the Registrant's independent auditor and engaged Chisholm & Associates, Certified Public Accountants ("Chisholm") as the Registrant's new independent auditor. However, Chisholm did not audit any fiscal or interim period or issue a report with respect thereto. The change of auditors from Corbin to Chisholm was previously reported on the Form 10-QSB, Item 5, Other Information, for the quarter ended November 30, 2001, filed with the Commission on January 22, 2002. Effective March 23, 2004, the Board of Directors of the Registrant approved a change of accountants. On that date, management of the Registrant dismissed Chisholm and engaged Malone & Bailey, PLLC of Houston, Texas ("Malone") as its principal independent public accountant to audit its financial statements for the fiscal years ended February 28, 2002 and 2003 and February 29, 2004.

      Malone is succeeding Corbin. Corbin's report on the financial statements of the Registrant for the fiscal year ended February 28, 2001 and any later interim period up to and including the date the relationship with Corbin ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Registrant's ability to continue as a going concern as previously reported on Form 10-QSB filed with the Commission on January 22, 2002. The same is true of Moore's report on the financials statements of the Registrant for the fiscal year ended February 29, 2000 and any later interim period up to and including the date the relationship with Moore ceased as reported on Form 8-K filed with the Commission on February 7, 2001.

     As previously reported, on Form 10-QSB, in connection with the audit of the Registrant's fiscal year ended February 28, 2001 and any later interim period, including the interim period up to and including the date the relationship with Corbin ceased, there have been no disagreements with Corbin on any matters of accouting priciples or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Corbin would have caused Corbin to make reference to the subject matter of the disagreement(s) in connection with its report on the Registrant's financial statements. The same is true of Moore's report on the financials statements of the Registrant for the fiscal year ended February 29, 2000 and any later interim period up to and including the date the relationship with Moore ceased as previously reported on Form 8-K filed with the Commission on February 7, 2001. There were no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K during the fiscal years ended February 28, 2001 and February 29, 2000.

     The Registrant previously authorized Corbin to respond fully to any inquiries of any new auditors hired by the Registrant relating to their engagement as the Registrant's independent accountant. The Registrant requested that Corbin review the disclosure and Corbin was given an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respect in which it did not agree with the statements made by the Registrant in the report on Form 10-QSB filed with the Commission on January 22, 2002 . Such letter was filed as an exhibit to such Form 10-QSB.

     The Registrant previously authorized Moore to respond fully to any inquiries of any new auditors hired by the Registrant relating to their engagement as the Registrant's independent accountant. The Registrant requested that Moore review the disclosure and Moore was given an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respect in which it did not agree with the statements made by the Registrant in the report on Form 8-K filed with the Commission on February 7, 2001. Such letter was filed as an exhibit to such Form 8-K.

     The Registrant has not previously consulted with Malone regarding either
(i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Registrant's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Registrant and Corbin, the Registrant's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) during the fiscal year ended February 28, 2001 and any later interim period, including the interim period up to and including the date the relationship with Corbin ceased. Neither has the Registrant received any written or oral advice concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue. Malone has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Registrant with a letter addresssed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respects in which it does not agree with the statements made by the Registrant in response to Item 304(a). Malone did not furnish a letter to the Commission.



ITEM 8A.  CONTROLS AND PROCEDURES

   (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934
        Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.


   (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                             PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

     The Directors and Officers of the Company are as follows:

                                                              Served as a
 Name                   Age      Position                     Director Since
--------               -----     -------------                ---------------
Martin Goldrod          62       President, Chief             January 2000
                                 Executive Officer,
                                 Secretary and Director

Martin Goldrod. Mr. Goldrod has been employed by the Company in various capacities since May 1996. Mr. Goldrod has served as our President and Chief Executive Officer since January 15, 2002. He served as our Executive Vice President and Chief Operating Officer from February 1999 to January 15, 2002. Mr. Goldrod was appointed as a Director on January 28, 2000 and appointed as Secretary on April 7, 2000. He served as our Vice President of Operations from May 1996 to February 1999. Mr. Goldrod has over 25 years experience in management and promotion on the local, regional and national level related to record companies such as Capital Records, Arista Records and Mercury Records.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Martin Goldrod is subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Martin Goldrod, Chief Executive Officer, 12400 Ventura Blvd. #645, Studio City, California 91604, (818) 618-3038.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows compensation of our officers and directors for the last four completed fiscal years ended February 29, 2004.


                        SUMMARY COMPENSATION TABLE

                                                         LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------- -----   ------  -------- --------- -------  ------
Martin Goldrod      2004  $      0     -        -        -         -        -       -
CEO and Director    2003  $      0     -        -        -         -        -       -
                    2002  $ 75,000     -        -        -   150,000        -       -
                    2001  $ 69,000     -        -        -   150,000        -       -

Sanford Lang        2004  $      0     -        -        -         -        -       -
Former President,   2003  $      0     -        -        -         -        -       -
CEO and Director    2002  $150,000     -        -        -   600,000        -       -
                    2001  $150,000     -        -        -   600,000        -       -

Gregory Haehn       2004  $      0     -        -        -         -        -       -
Former President    2003  $      0     -        -        -         -        -       -
and Treasurer       2002  $      0     -        -        -         -        -       -
                    2001  $      0     -        -        - 1,050,000        -       -


Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. Frank Williams and Johnny Bench served as directors of the Company during the period covered by this report. They did not receive compensation for their services as directors. Mr. Williams and Mr. Bench do not currently serve as directors of the Company.

Employment Contracts

     We have not entered into formal written employment agreements with our officers and directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information as of March 26, 2004, with respect to the beneficial ownership of our outstanding common stock by (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our director's and (iv) all executive officers and directors as a group. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficial ownership of those shares.

Name and Address of                Shares Owned            % of Class
Beneficial Owner                  Beneficially(1)             Owned
------------------------          ---------------          ----------

Sandy Lang                           4,516,667                 32.7%
512 Whitsett Ave.
Valley Village, California 91607

Martin Goldrod                         475,000                  3.4%
12400 Ventura Blvd #645
Studio City, California 91604


All executive officers and
directors as a group (1 person)        475,000                  3.4%

     * Less than 1%

     (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 5, 2004, there were 13,823,667 shares of common stock outstanding.


CHANGES IN CONTROL

     The Company does not anticipate any changes in control of the Company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has not been a party to any actual or proposed transactions in which our executive officers, directors, 5% stockholders or immediate family members of such persons had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit No.           Description of Exhibit
----------            ----------------------
3.1                  Articles of Amendment to Articles of       (1)
                     Incorporation

3.2                  Articles of Incorporation                  (2)

3.3                  Bylaws                                     (2)

31                   Certification of the Chief Executive
                     Officer and Chief Financial Officer
                     pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002                           *

32                   Certification of the Chief Executive
                     Officer and Chief Financial Officer
                     pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002                           *

(1) Files as Exhibit 3.1 to the Company's Form 10-QSB, as amended, filed with the Securities and Exchange Commission on October 23, 2001, and incorporated herein by reference.

(2) Filed as Exhibit 2.1 and 2.3 to the Company's Form 10-SB, as amended, filed with the Securities and Exchange Commission on January 19, 2000, and incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended February 28, 2003 and 2002 and for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $0 and $0, respectively, as the Company's principal accountant has not yet billed the Company. The aggregate fees billed for each of the fiscal years ended February 28, 2003 and 2002 and for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $0 and $, respectively.

AUDIT RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     The aggregate fees billed for each of the fiscal years ended February 28, 2003 and 2001 and for products and services provided by the principal accountant, other than the services reported above was $0.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTERACTIVE MARKETING TECHNOLOGY, INC.

DATED: March 26, 2004           By: /s/Martin Goldrod
                                    ------------------------------------
                                    Martin Goldrod
                                    Chief Executive Officer and
                                    Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                         TITLE                           DATE

/s/ Martin Goldrod           Chief Executive Officer         March 26, 2004
----------------------       and Director
Martin Goldrod               (Principal Executive Officer)


/s/ Martin Goldrod           Chief Financial Officer         March 26, 2004
----------------------       and Director
Martin Goldrod               (Principal Financial Officer)

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Interactive Marketing Technology, Inc.
Studio City, California

We have audited the accompanying consolidated balance sheet of Interactive Marketing Technology, Inc. as of February 28, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows and for each the years ended February 28, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Marketing Technology, Inc. as of February 28, 2003 and the results of its consolidated operations and its cash flows for the year then ended February 28, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Interactive will continue as a going concern. As discussed in Note 2 to the financial statements, Interactive has incurred losses from continuing operations for the years ended February 28, 2003 and 2002 totaling $58,385 and $997,783 and had negative working capital of $741,497 as of February 28, 2003. Interactive will require additional working capital to start operations until Interactive either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Interactive's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Malone & Baley, PLLC

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 3, 2004

              INTERACTIVE MARKETING TECHNOLOGY, INC.
                    CONSOLIDATED BALANCE SHEET
                        February 28, 2003


ASSETS                                                     $          -
                                                           =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                         $    253,449
  Accrued expenses                                              336,457
  Shareholder advances                                           26,902
  Notes payable - shareholders                                  124,689
                                                           -------------
    Total current liabilities                                   741,497
                                                           -------------
Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 60,000,000 shares
    authorized, 13,823,667 shares issued and outstanding         13,824
  Additional paid-in capital                                  2,351,016
  Accumulated deficit                                        (3,106,337)
                                                           -------------
    Total Stockholders' Deficit                                (741,497)
                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $          -
                                                           =============














         See accompanying summary of accounting policies and notes to financial statements,

              INTERACTIVE MARKETING TECHNOLOGY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Years Ended February 28, 2003 and 2002



                                                       2003          2002
                                                 -------------- -------------
Revenues                                         $           -  $     54,795

Cost of revenues                                             -        58,073
                                                 -------------- -------------

Gross loss                                                   -        (5,842)
                                                 -------------- -------------
Operating expense:
  Depreciation and amortization                              -        15,829
  Impairment                                                 -       129,269
  General, administrative and selling                   58,385       846,843
                                                 -------------- -------------
    Total operating expenses                            58,385       991,941
                                                 -------------- -------------

Loss from continuing operations                        (58,385)     (997,783)

Income (loss) from discontinued operations           1,292,270      (189,548)
                                                 -------------- -------------

Net income (loss)                                $   1,233,885  $ (1,187,331)
                                                 ============== =============

Net income (loss) per share:
  Basic and diluted - continuing operations      $       (0.00) $      (0.07)
                                                 ============== =============
  Basic and diluted - discontinued operations    $        0.09  $      (0.01)
                                                 ============== =============
Weighted average shares outstanding:
  Basic and diluted                                 13,823,667    14,510,755
                                                 ============== =============

















         See accompanying summary of accounting policies and notes to financial statements.


                INTERACTIVE MARKETING TECHNOLOGY, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                Years Ended February 28, 2003 and 2002


                                Common Stock      Additional
                        ------------------------   Paid-in      Accumulated
                          Shares         Amount     Capital       Deficit      Total
                       ------------- ----------- ------------- ------------- -------------
Balance,
  February 28, 2001      15,873,667  $   15,874  $  2,454,216  $ (3,152,891) $    102,524

Common shares returned
  and cancelled             (50,000)        (50)           50             -             -

Common shares returned
  and cancelled          (2,000,000)     (2,000)     (158,000)            -      (160,000)

Options issued                    -           -        54,750             -        54,750

Net loss                          -           -             -    (1,187,331)   (1,187,331)
                       ------------- ----------- ------------- ------------- -------------
Balance,
  February 28, 2002      13,823,667      13,824     2,351,016    (4,340,222)   (1,975,385)

Net income                        -           -             -     1,233,885     1,233,885
                       ------------- ----------- ------------- ------------- -------------
Balance,
  February 28, 2003      13,823,667  $   13,824  $  2,351,016  $ (3,106,337) $   (741,497)
                       ============= =========== ============= ============= =============





















           See accompanying summary of accounting policies and notes to financial statements.










              INTERACTIVE MARKETING TECHNOLOGY, INC.
                     STATEMENTS OF CASH FLOWS
              Years Ended February 28, 2003 and 2002





                                                        2003         2002
                                                  -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $   1,233,885  $ (1,187,331)
  Adjustments to reconcile net loss to cash
   used in operating activities:
      Depreciation and amortization                           -        15,829
      Impairment                                              -       129,269
      Relief of debt from bankruptcy                  1,292,270             -
      Loss on disposal of assets                              -        90,000
      Bad debt                                                -         5,481
      Options issued to employees                             -        54,750
      Changes in assets and liabilities:
          Prepaid expenses                                    -        88,412
          Other assets                                        -       285,394
          Accounts payable                               50,188       231,898
          Accrued expenses                                    -       252,897
                                                  -------------- -------------

CASH FLOWS USED IN OPERATING ACTIVITIES                  (8,197)      (33,401)
                                                  -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder advances                      8,197        18,705
  Payments on notes payable - shareholders                    -        (1,311)
                                                  -------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES                      8,197        17,394
                                                  -------------- -------------

NET CHANGE IN CASH                                            -       (16,007)

Cash, beginning of period                                     -        16,007
                                                  -------------- -------------

Cash, end of period                               $           -  $          -
                                                  ============== =============

Non-cash Transactions:
  Assets and common shares returned to Company    $           -  $    160,000
  Furniture and equipment for note
    payable - shareholder                         $           -  $     32,311






         See accompanying summary of accounting policies and notes to financial statements.

              INTERACTIVE MARKETING TECHNOLOGY, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Interactive Marketing Technology, Inc. ("Interactive"), a Nevada corporation, was formed on April 21, 1998. Interactive is engaged in the direct marketing and retail of proprietary consumer products in the United States of America and worldwide. Interactive facilitates the design and manufacture of products and develops marketing strategies for such products. Interactive's goal is to generate awareness of new and better products for the home and family and Interactive intends to develop consumer brand recognition of our products in the marketplace. Interactive is in the process of raising capital to restart its operations.

Interactive's wholly owned subsidiary IMT's Plumber, Inc., which was formed February 4, 1999, produced, marketed and sold a licensed product called The Plumber's Secret, which was discontinued during fiscal 2001 (see Note 3).

Principles of Consolidation

The December 31, 2002 consolidated financial statements include the accounts of Interactive's wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. Interactive's consolidated financial statements include the results of operations from the respective dates of acquisition through divestiture or February 28, 2003, as applicable.

Cash Equivalents

Interactive considers all highly liquid investment instruments purchased with original maturities of three months or less when acquired to be cash equivalents.

Revenue Recognition

Interactive recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Interactive maintains allowances for doubtful accounts on all its accounts receivable for estimated losses resulting from the inability of its customers and others to make required payments. If the financial condition of Interactive's customers and others were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation of furniture and equipment is calculated on straight-line method over the estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses of $0 and $129,269 have been recorded for the years ended February 28, 2003 and 2002, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Loss per Share

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended February 28, 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Interactive accounts for stock-based compensation under the intrinsic value method. Under this method, Interactive recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Recently Issued Accounting Pronouncements

Interactive does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Interactive's results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended February 28, 2003 and 2002, Interactive incurred net losses totaling $58,385 and $1,187,331, respectively, and at February 28, 2003 had negative working capital of $2,033,767. Because of these recurring losses, Interactive will require additional working capital to start operations until Interactive either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support Interactive's working capital requirements.

There are no assurances that Interactive will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) raise additional capital to support Interactive's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Interactive will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Interactive. If adequate working capital is not available Interactive may be unable to start its operations.

These conditions raise substantial doubt about Interactive's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Interactive be unable to continue as a going concern.


NOTE 3 - DISCONTINUED OPERATIONS

In November 2000, Interactive decided to refocus all of its marketing efforts on new product lines and to abandon its efforts of selling the Plumber's Secret product line to retailers. The results of operations of the product line have been reported separately as discontinued operations.

During fiscal 2000, the Company's subsidiary, IMT's Plumber, Inc., entered into an operating agreement, as amended, whereby it acquired a 50.01% interest in Plumber's Secret, LLC "joint venture" for $100,000 in cash.

In March 2002, the joint venture "The Plumbers Secret, LLC" filed for bankruptcy under Chapter 7 in the USBC Central District of Los Angeles California. In July 2002, the joint venture was granted relief and, accordingly, Interactive no longer has any remaining obligations for the joint venture and recorded income from discontinued operations of $1,292,270 for the cancelation of debt.


NOTE 4 - COMMITMENTS

Interactive neither owns nor leases any real or personal property, and a related party has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.


NOTE 5 - INCOME TAXES

For the years ended February 28, 2003 and 2002, Interactive has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,000,000 at February 28, 2003, and will expire in the years 2014 through 2023.

Deferred income taxes consist of the following at February 28, 2003:

         Long-term:
           Deferred tax assets        $ 680,000
           Valuation allowance           (680,000)
                                      ------------
                                      $         -
                                      ============


NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common Stock

During 2002, Interactive canceled 2,000,000 shares of its common stock that had previously been issued for the return of master recordings it had purchased. The original transaction was reversed and no gain or loss was recognized.

During 2002, Interactive canceled 50,000 shares of its common stock for non-performance of services.

Stock Options

In March 2000, Interactive's board of directors and shareholders approved and adopted the 2000 Stock Option Plan ("the 2000 plan"), as amended in June 2000. An aggregate of 10,000,000 shares of common stock are reserved for issuance under the 2000 plan. The exercise price for each option shall be equal to not less than 100% of the fair market value of the common stock on the date of grant, as defined. The 2000 plan shall terminate ten years after its adoption by the board of directors and may be terminated by the board of directors on any earlier date, as defined.

Compensation cost of $54,750 has been recognized for grants under the stock option plans based on there intrinsic value for the year ended February 28, 2002 for options issued in May 2000. There were no options issued for the year ended February 28, 2003 and 2002, respectively.

The options granted have an exercise price of $0.25 per share and vest at the date of issuance. The maximum term of the options is ten years.

The following table summarizes stock option activity:


Outstanding, March 1, 2002           2,642,000
Granted                                      -
Canceled                            (1,892,000)
Exercised                                    -
                                  -------------
Outstanding, February 28, 2003         750,000
                                  =============

Exercisable at February 28, 2003       750,000
                                  =============
Weighted-average grant-date fair
  value of options, granted
  during the year                 $       0.31
                                  =============
Weighted-average remaining,
  years of contractual life                  7
                                  =============


The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended February 28, 2003 and 2002:


                                                    2003          2002
                                               ------------- -------------

Net loss, as reported                          $    (58,385) $ (1,187,331)

Less: stock-based employee compensation
expense determined under fair-value based
method for all awards                                     -        62,750
                                               ------------- -------------
Pro forma net loss                             $    (58,385) $ (1,250,081)
                                               ============= =============
Basic and diluted loss per share               $      (0.00) $      (0.09)
                                               ============= =============