Form 10QSB
period 2003-11-30
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2004-11-16
CIK 1096617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number: 0-29019


                     Interactive Marketing Technology, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


Nevada                                                               22-3617931
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                 12400 Ventura Blvd. #645, Studio City, California 91604
-------------------------------------------------------------------------------
                         (Address of principal executive offices)


                                  (818)618-3038
                                  -------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 2003 there were 13,823,667 shares of the issuer's $.001 par value common stock issued and outstanding.

Item 1.  Financial Statements



                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2003




ASSETS                                                           $            -
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                               $      253,449
  Accrued expenses                                                      336,457
  Shareholder advances                                                   26,902
  Notes payable - shareholders                                          124,689
                                                                 --------------
    Total current liabilities                                           741,497
                                                                 --------------

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 60,000,000 shares authorized,
    13,823,667 shares issued and outstanding                             13,824
  Additional paid-in capital                                          2,351,016
  Accumulated deficit                                                (3,106,337)
                                                                 --------------
    Total Stockholders' Deficit                                        (741,497)
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $            -
                                                                 ==============

                             INTERACTIVE MARKETING TECHNOLOGY, INC.
                               CONSOLIDATED STATEMENTS OF EXPENSES
                     Three and Nine Months Ended November 30, 2003 and 2002




                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 NOVEMBER 30,                            NOVEMBER 30,
                                           2003                2002                2003                2002
                                     ------------------  ------------------  -----------------   -----------------
        Net income                   $                -  $                -  $               -   $               -
                                     ==================  ==================  =================   =================

Net income per share:
  Basic and diluted - continuing     $             0.00  $             0.00  $            0.00   $           0.00
                                     ==================  ==================  =================   =================
        operations


Weighted average shares
      outstanding:
    Basic and diluted                        13,823,667          13,823,667         13,823,667          13,823,667
                                     ==================  ==================  =================   =================

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended November 30, 2003 and 2002

                                                                               2003                  2002
                                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $               -     $               -
  Adjustments to reconcile net loss to cash used in
    operating activities:
        Changes in assets and liabilities:
          Accounts payable                                                               -                     -
                                                                         -----------------     -----------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                  -                     -
                                                                         -----------------     -----------------




CASH FLOWS FROM FINANCING ACTIVITIES                                                     -                     -
                                                                         -----------------     -----------------

NET CHANGE IN CASH                                                                       -                     -

Cash, beginning of period                                                                -                     -
                                                                         -----------------     -----------------

Cash, end of period                                                      $               -     $               -
                                                                         =================     =================

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Interactive Marketing Technology, Inc. ("Interactive"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Interactive's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2003 as reported in the 10-KSB have been omitted.

ITEM 2.  PLAN OF OPERATION

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended November 30, 2003.

OUR BACKGROUND. We were incorporated in the state of Nevada as Shur De Cor, Inc. on August 14, 1987. By 1999 Shur De Cor was a public company with no operations searching for a business opportunity. Shur De Cor merged with Interactive Marketing Technology, Inc., a New Jersey corporation ("Interactive New Jersey"), in an arm's length transaction in April of 1999. Interactive New Jersey was engaged in the business of direct marketing of consumer products and desired to become a public company.

Shur De Cor was the surviving corporation and changed its name to Interactive Marketing Technology, Inc. Shur De Cor's management resigned and the management of Interactive New Jersey filled the vacancies.

Through our wholly-owned subsidiary, IMT's Plumber, Inc., we produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued during fiscal 2001. In May 2002, we discontinued our former business. We have not conducted any business since this time. We intend to reenter our former business of direct marketing of proprietary consumer products in the United States and worldwide provided that we can raise sufficient capital to do so.

We will require additional financing to implement its business strategy. At this time, no such additional financing has been secured or identified. If we are unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to reenter our former business. Without additional capital funding, we cannot reenter our former business. We are currently exploring all opportunities to raise the necessary capital.

FORMER BUSINESS. We were engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitated the design and manufacture of products and developed market strategies for such products. Our goal was to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we contracted with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We managed all phases of our direct marketing programs and retail marketing for the products we sold, including:

     *    Product selection, testing and development
     *    Securing all necessary or appropriate rights to the product
     * Supervision of the manufacturing process, quality control and packaging
     *    Production and broadcast of infomercials and commercials
     *    In-bound telemarketing, order fulfillment and customer service
     *    Print advertisements

RECENT DEVELOPMENTS. Marty Goldrod, our chief executive officer and a member of our former management, is attempting to raise capital to reenter our former business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. We had no cash or other assets as at November 30, 2003. Our total current liabilities were $741,497 at November 30, 2003, which was represented by accounts payable of $253,449, accrued expenses of $336,457, shareholder advances of $26,902 and $124,689 represented by notes payable to shareholders. At November 30, 2003, our liabilities exceeded our assets by $741,497.

FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. For the three month period ended November 30, 2003, we have not realized any revenues. We are not able to generate any revenues until we are able to begin operations under our former business.

Operating Expenses. For the three months ended November 30, 2003, we had no operating expenses, nor did we have any operating expenses for the same period ended November 30, 2002, as we were unable to conduct our business as described herein.

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended November 30, 2003, we have not realized any revenues.

OPERATING EXPENSES. For the nine months ended November 30, 2003, we had no operating expenses, nor did we have any operating expenses for the same period ended November 30, 2002, as we were unable to conduct our business as described herein.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

PLAN OF OPERATION. We intend to reenter our former business of direct marketing of proprietary consumer products in the United States and worldwide.

In May 2002, we discontinued our former business. We were engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitated the design and manufacture of products and developed market strategies for such products. Our goal was to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we contracted with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We managed all phases of our direct marketing programs and retail marketing for the products we sold.

It is imperative that we raise capital to reenter our former business. We will require additional financing. At this time, no such additional financing has been secured or identified. If we are unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to reenter our former business. Without additional capital funding, we cannot reenter our former business. We are currently exploring all opportunities to raise the necessary capital.

There can be no assurance that any new capital would be available to us or that there would be adequate funds for our operations, whether from our revenues, financial markets, or other arrangements available when needed or on terms satisfactory to us. We have no commitments from officers, directors or affiliates to provide funding. Our failure to obtain adequate additional financing will require us to forego reentering our former business.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Interactive Marketing Technology, Inc.,
                                      a Nevada corporation



November 10, 2004            By:      /s/ Martin Goldrod
                                      ----------------------------------------
                                      Martin Goldrod
                             Its:     Chief Executive Officer, Director