Form 10KSB
period 2004-02-29
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2004-11-16
CIK 1096617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2004
                                  -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                 to
                                  -----------------   ---------------------

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

              12400 Ventura Blvd., Suite 645, Studio City, California 91604
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (818) 618-3038
                                 --------------
                           (Issuer's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    ( ) Yes     (X) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of November 10, 2004, there were 8,832,000 non-affiliate shares; price of $.14 per share as of November 4, 2004, resulting in aggregate market value of approximately $1,236,480.

As of November 10, 2004, there were 13,823,667 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         ( )   Yes          (X)  No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

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

TRADEMARKS, LICENSE AND INTELLECTUAL PROPERTY. We do not own any patents, trademarks, licenses or other forms of intellectual property.

GOVERNMENT REGULATIONS. Various aspects of our former business were subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies. The products we sold were subject to the evaluation by the Consumer Products Safety Commission ("CPSC") which protects the public from unreasonable risk of injuries and death associated with consumer products. The advertising and marketing of the products was regulated by the Federal Trade Commission ("FTC") and the Federal Communications Commission, ("FCC"), which enforce consumer protection laws in regards to truth in advertising. When we relied on the U.S. Mail for shipment of our products the United States Post Office regulated the types of products and the manner in which they could be distributed. Each state has various comparable agencies or laws that States' Attorneys General enforce in the areas of consumer protection. These statutes, rules and regulations which were applicable to our former business were numerous, complex and subject to change.

EMPLOYEES. We do not currently have any employees hired on a full-time basis.

FACILITIES. Our headquarters are located at 12400 Ventura Blvd., Suite 645, Studio City, California 91604. The Company's principal executive office is located in the home of Marty Goldrod, the Company's chief executive officer, at 12400 Ventura Blvd. # 645, Studio City, California 91604. We have not entered into a lease of office space with Mr. Goldrod. Mr. Goldrod provides this office space to us on a rent-free basis. We do not own or otherwise use any other property. We believe that our facilities are adequate for our current needs and that additional suitable space will be available on acceptable terms as required.

ITEM 2.  DESCRIPTION OF PROPERTY.

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

================================ ===================== =========================
        PROPERTY                    FEBRUARY 29, 2004     FEBRUARY 29, 2003
-------------------------------- --------------------- -------------------------
Cash                                       $0                    $0
-------------------------------- --------------------- -------------------------
Property and Equipment, net                $0                    $0
================================ ===================== =========================

OUR FACILITIES. Our principal executive office is located in the home of Marty Goldrod, our chief executive officer, at 12400 Ventura Blvd. # 645, Studio City, California 91604. We have not entered into a lease of office space with Mr. Goldrod. Mr. Goldrod provides this office space to us on a rent-free basis. We do not own or otherwise use any other property.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders during the period of this report.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

MARKET INFORMATION. Our common stock is traded over-the-counter and quoted on The National Quotation Bureau's Pink Sheets under the symbol "IAMK". Until April 17, 2000 our common stock was quoted on the OTC NASDAQ Electronic Bulletin Board under the symbols "IAMK" and "IAMKE". Our stock is currently traded on Pink Sheets under the symbol "IAMK". The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending February 29, 2004. The quotations reflect inter-dealer prices, retail mark-up, markdown, or commission and may not represent actual transactions.

--------------------------- -------------------------- ----------------------
    QUARTER ENDED                     HIGH                      LOW
--------------------------- -------------------------- ----------------------
  February 28, 2004                    .10                      .10
--------------------------- -------------------------- ----------------------
  November 30, 2003                    .04                      .04
--------------------------- -------------------------- ----------------------
   August 31, 2003                     .01                      .01
--------------------------- -------------------------- ----------------------
     May 31, 2003                      .00                      .00
--------------------------- -------------------------- ----------------------
  February 28, 2003                   .001                     .001
--------------------------- -------------------------- ----------------------
  November 30, 2002                   .002                     .002
--------------------------- -------------------------- ----------------------
   August 31, 2002                    .002                     .002
--------------------------- -------------------------- ----------------------
     May 31, 2002                     .015                     .015
--------------------------- -------------------------- ----------------------

We had approximately 78 stockholders of record as of March 5, 2004. We have never paid a cash dividend on its common stock and do not anticipate the payment of a cash dividend in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay a cash dividend.

RECENT SALES OF UNREGISTERED SECURITIES. We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

DESCRIPTION OF CAPITAL STOCK. Our authorized capital stock consists of 60,000,000 shares of $.001 par value common stock, of which 13,823,667 are issued and outstanding as of February 29, 2004. Holders of shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available therefore. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are nonassessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation. Holders of our common stock do not have preemption rights.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended February 29, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

FOR THE YEAR ENDED FEBRUARY 29, 2004 COMPARED TO THE YEAR ENDED FEBRUARY 29,
2003.

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

INCOME, LIQUIDITY AND CAPITAL RESOURCES. We did not have revenues for the fiscal years ended February 28, 2003 and February 29, 2004. Operating expenses were zero for the fiscal year ended February 29, 2004 as compared to $58,385 for the fiscal year ended February 28, 2003. In May 2002, we discontinued our operations. We recorded $1,292,270 of income from discontinued operations for the fiscal year ended February 28, 2003, that was attributable to the relief of indebtedness from bankruptcy. Net income was zero for the fiscal year ended February 28, 2004 as compared to a net loss of $1,233,885 for the fiscal year ended February 28, 2003.

We have experienced cumulative operating losses since our inception of approximately $3,106,337. We did not have any assets as of the fiscal year ended February 28, 2004. We had current liabilities of $741,497 for such period. Current liabilities consisted of accounts payable of $253,449, accrued expenses of $336,457, shareholder advances of $26,902 and notes payable to shareholders $124,689.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  Interactive Marketing Technology, Inc.
  Studio City, California


We have audited the accompanying consolidated balance sheet of Interactive Marketing Technology, Inc. as of February 29, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows and for each of the years ended February 29, 2004 and February 28, 2003. These consolidated financial statements are the responsibility of Interactive's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Marketing Technology, Inc. as of February 29, 2004 and the results of its consolidated operations and its cash flows for the years ended February 29, 2004 and February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that Interactive Marketing Technology, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Interactive Marketing Technology, Inc. suffered losses from operations since inception and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


September 27, 2004

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                February 29, 2004





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

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ended February 29, 2004 and February 28, 2003






                                                     2004              2003
                                               --------------    ---------------

Operating expense:


  General, administrative and selling                       -            58,385
                                               --------------    --------------
    Total operating expenses                                -            58,385
                                               ==============    ==============

Loss from continuing operations                             -           (58,385)

Income (loss) from discontinued operations                  -         1,292,270
                                               --------------    --------------

Net income (loss)                              $            -    $    1,233,885
                                               ==============    ==============

Net income (loss) per share:

  Basic and diluted - continuing operations    $       (0.00)    $        (0.00)
                                               ==============    ==============
  Basic and diluted - discontinued operations  $         0.00    $         0.09
                                               ==============    ==============


Weighted average shares outstanding:
  Basic and diluted                                13,823,667        13,823,667
                                               ==============    ==============






                 See accompanying summary of accounting policies
                       and notes to financial statements.

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               Years Ended February 29, 2004 and February 28, 2003

                                                          ADDITIONAL
                               COMMON STOCK                PAID-IN          ACCUMULATED          TOTAL
                          SHARES           AMOUNT          CAPITAL           DEFICIT
                       -------------    -------------  ---------------   ----------------   ----------------
Balances,

  February 28, 2002       13,823,667    $      13,824   $    2,351,016   $     (4,340,222)  $     (1,975,382)


Net income                         -                -                -          1,233,885          1,233,885
                       -------------    -------------  ---------------   ----------------   ----------------

Balances,
  February 28, 2003       13,823,667           13,824        2,351,016         (3,106,337)          (741,497)

Net income                         -                -                -                  -                  -
                       -------------    -------------  ---------------   ----------------   ----------------

Balances,
  February 29, 2004       13,823,667    $      13,824   $    2,351,016   $     (3,106,337)  $       (741,497)
                       =============    =============   ==============   ================   ================





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended February 29, 2004 and February 28, 2003

                                                                 2004               2003
                                                           ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $            -     $     1,233,885
  Adjustments to reconcile net loss to cash used in
    operating activities:

      Relief of debt from bankruptcy                                    -          (1,292,270)
        Changes in assets and liabilities:

          Accounts payable                                              -              50,188
                                                           --------------     ---------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                 -              (8,197)
                                                           --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder advances                                    -               8,197
                                                           --------------     ---------------


NET CHANGE IN CASH                                                      -                   -

Cash, beginning of period                                               -                   -
                                                           --------------     ---------------

Cash, end of period                                        $            -     $             -
                                                           ==============     ===============







                 See accompanying summary of accounting policies
                       and notes to financial statements.

                     INTERACTIVE MARKETING TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Interactive Marketing Technology, Inc. ("Interactive"), a Nevada corporation, was formed on April 21, 1998. Until 2001, Interactive was engaged in the direct marketing and retail of proprietary consumer products in the United States of America and worldwide. Since early 2002, Interactive has been inactive.


Interactive's wholly owned subsidiary IMT's Plumber, Inc., which was formed February 4, 1999, produced, marketed and sold a licensed product called The Plumber's Secret, which was discontinued during fiscal 2001 (see Note 3).


Principles of Consolidation. The consolidated financial statements include the accounts of Interactive's wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. Interactive's consolidated financial statements include the results of operations from the respective dates of acquisition through February 29, 2004, as applicable.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Interactive considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Interactive recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Interactive had no revenues for fiscal 2004 or 2003.

Income taxes. Interactive recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Interactive provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per Share. The basic net income (loss) per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended February 29, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income (loss) per common share.

Interactive adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Interactive applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost would be recognized in Interactive's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost would be recognized for warrants and options granted to non-employees for services provided. There were no options or warrants granted in fiscal 2004 or 2003.

Recently issued accounting pronouncements. Interactive does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Interactive's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Interactive incurred recurring losses from continuing operations of $0 and $58,385 in fiscal 2004 and 2003, respectively and has a working capital deficit of $741,497 as of February 29, 2004. These conditions create an uncertainty as to Interactive's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock or convertible instruments as well as seeking financing from third parties. The consolidated financial statements do not include any adjustments that might be necessary if Integrated is unable to continue as a going concern.


NOTE 3 - DISCONTINUED OPERATIONS

In November 2000, Interactive abandoned its efforts of selling the Plumber's Secret product line to retailers. The results of operations of the product line have been reported separately as discontinued operations.

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


NOTE 5 - INCOME TAXES


For the years ended February 29, 2004 and 2003, Interactive incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,100,000 at February 29, 2004, and will expire in the years 2014 through 2024.


Deferred income taxes consist of the following at February 29, 2004:

    Long-term:

      Deferred tax assets                               $    1,050,000
      Valuation allowance                                   (1,050,000)
                                                        --------------

                                                        $            -
                                                        ==============


NOTE 6 - COMMON STOCK AND STOCK OPTIONS

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


There were no options issued for fiscal 2004 or 2003.



The following table summarizes stock option activity




                                                               WEIGHTED AVERAGE
                                                  OPTIONS        SHARE PRICE
                                                -------------  --------------


Outstanding, March 1, 2002                          2,642,000            n/a
Granted                                                     -            n/a
Canceled                                           (1,892,000)           n/a
Exercised                                                   -            n/a
                                                -------------  -------------
Outstanding, February 28, 2003                        750,000            n/a
Granted                                                     -            n/a
Canceled                                                    -            n/a
Exercised                                                   -            n/a
                                                -------------  -------------
Outstanding, February 29, 2004                        750,000            n/a
                                                -------------  -------------
Exercisable at February 29, 2004                      750,000            n/a
                                                =============  =============
Weighted-average remaining, years
  of contractual life as of February 29, 2004               6            n/a
                                                =============  =============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this annual report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Executive Officers and Directors. Our officers and directors are specified on the table below:

================ ======== =====================================================
Name               Age    Position
---------------- -------- -----------------------------------------------------
Martin Goldrod      62    President, Chief Executive Officer, Chief
                          Financial Officer, Treasurer, Secretary, Director
================ ======== =====================================================

MARTIN GOLDROD. Mr. Goldrod has been employed us in various capacities since May 1996. Mr. Goldrod has served as our President and Chief Executive Officer since January 15, 2002. He served as our Executive Vice President and Chief Operating Officer from February 1999 to January 15, 2002. Mr. Goldrod was appointed as a Director on January 28, 2000 and appointed as Secretary on April 7, 2000. He served as our Vice President of Operations from May 1996 to February 1999. Mr. Goldrod has over 25 years experience in management and promotion on the local, regional and national level related to record companies such as Capital Records, Arista Records and Mercury Records. Mr. Goldrod is not an officer or directory of any other reporting company.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only one member and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, no person required to file such a filed such a report during fiscal 2004. Based on stockholder filings with the SEC, Martin Goldrod is subject to Section 16(a) filing requirements.

CODE OF ETHICS. The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Martin Goldrod, Chief Executive Officer, 12400 Ventura Blvd. #645, Studio City, California 91604, (818) 618-3038.

ITEM 10.  EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending February 29, 2003 and 2003. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================== ======= =================================== ========================================== =================
                                  ANNUAL COMPENSATION                     LONG TERM COMPENSATION
------------------- ------- ----------------------------------- ------------------------------------------ -----------------
     NAME AND        YEAR     SALARY  BONUS     OTHER ANNUAL               AWARDS               PAYOUTS       ALL OTHER
PRINCIPAL POSITION            ($)      ($)    COMPENSATION ($)                                               COMPENSATION
------------------- ------- -------- -------- ----------------- ------------------------------ ----------- -----------------
                                                                RESTRICTED      SECURITIES       LTIP
                                                                   STOCK        UNDERLYING     PAYOUTS
                                                                AWARDS ($)   OPTIONS/SARS (#)     ($)
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
Martin Goldrod,     2004     None     None          None           None            None           None           None
CEO and Director
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
                    2003     None     None          None           None            None           None           None
=================== ======= ======== ======== ================= ============ ================= =========== =================

COMPENSATION OF DIRECTORS. Our current director receives no extra compensation for his service on our board of directors.

COMPENSATION OF OFFICERS. As of November 14, 2004, our officers have received no compensation for their services provided to us.

EMPLOYMENT CONTRACTS. We have not entered into formal written employment agreements with our officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 14, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

=============== ====================================== ================================== ================
TITLE OF CLASS  NAME AND ADDRESS  OF BENEFICIAL OWNER   AMOUNT AND NATURE OF BENEFICIAL   PERCENT OF CLASS
                                                                    OWNER(1)
--------------- -------------------------------------- ---------------------------------- ----------------
Common Stock    Martin Goldrod                                                                  3.4%
                12400 Ventura Blvd., Suite 645                   475,000 shares
                Studio City, CA 91604                    president, treasurer, director
--------------- -------------------------------------- ---------------------------------- ----------------
Common Stock    Sandy Lang                                                                     32.7%
                5120 Whitsett Ave.
                Valley Village, CA 91604                        4,516,667 shares
--------------- -------------------------------------- ---------------------------------- ----------------
Common Stock    All directors and named executive                                               3.4%
                officers as a group                              475,000 shares
=============== ====================================== ================================== ================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS. We have not been a party to any actual or proposed transactions in which our executive officers, directors, 5% stockholders or immediate family members of such persons had or is to have a direct or indirect material interest.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectuses where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors consent; and
     o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT NO.

3.1   Articles of Amendment to Articles of Incorporation (1)

3.2   Articles of Incorporation (2)

3.2   Bylaws (2)

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer


(1) Filed as Exhibit 3.1 to our Form 10-QSB, as amended, filed with the Securities and Exchange Commission on October 23, 2001, and incorporated herein by reference.

(2) Filed as Exhibit 2.1 and 2.3 to our Form 10-SB, as amended, filed with the Securities and Exchange Commission on January 19, 2000, and incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the years ended February 29, 2004 and February 28, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $3,500 and $0, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended February 29, 2004 and 2002.

TAX FEES. For the years ended February 29, 2004 and February 28, 2003, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. The aggregate fees billed for each of the fiscal years ended February 28, 2003 and February 29, 2004 and for products and services provided by the principal accountant, other than the services reported above was $0.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in Studio City, California, on November 10, 2004.

                     Interactive Marketing Technology, Inc.
                     a Nevada corporation


                     By:    /s/  Martin Goldrod
                            -------------------------------------------
                            Martin Goldrod
                     Its: principal executive officer and financial officer President, secretary, treasurer, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Martin Goldrod                                November 10, 2004
         --------------------------------------------
         Martin Goldrod
Its:     principal executive officer, principal financial officer
         president, secretary, treasurer and a director