Form 10QSB
period 2004-05-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2004-11-16
CIK 1096617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           --------------   ----------------

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

                 12400 Ventura Blvd. #645, Studio City, California 91604
--------------------------------------------------------------------------------
                         (Address of principal executive offices)


                                  (818)618-3038
                                  -------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 31, 2004 there were 13,823,667 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2004




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
                                                                  =============

                        INTERACTIVE MARKETING TECHNOLOGY, INC.
                                  CONSOLIDATED
                     Three Months Ended May 31, 2004 and 2003
                             STATEMENTS OF EXPENSES



                                                 2004               2003

                                             --------------   ---------------
Operating expense:
                                             --------------   ---------------
  General, administrative and selling                     -                 -
                                             --------------   ---------------
    Total operating expenses                              -                 -
                                             --------------   ---------------

        Net income                           $            -   $             -
                                             ==============   ===============

Net income per share:
  Basic and diluted - continuing             $        0.00    $          0.00
                                             ==============   ===============
        operations


Weighted average shares
      outstanding:
    Basic and diluted                            13,823,667        13,823,667
                                             ==============   ===============

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended May 31, 2004 and 2003



                                                             2004        2003
                                                         -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $         -  $        -
  Adjustments to reconcile net loss to cash used in
    operating activities:
        Changes in assets and liabilities:
          Accounts payable                                         -           -
                                                         -----------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES                            -           -
                                                         -----------  ----------




CASH FLOWS FROM FINANCING ACTIVITIES                               -           -
                                                         -----------  ----------

NET CHANGE IN CASH                                                 -           -

Cash, beginning of period                                          -           -
                                                         -----------  ----------

Cash, end of period                                      $         -  $        -
                                                         ===========  ==========

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Interactive Marketing Technology, Inc. ("Interactive"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Interactive's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended May 31, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF ] OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. We had no cash or other assets as at May 31, 2004. Our total current liabilities were $741,497 at May 31, 2004, which was represented by accounts payable of $253,449, accrued expenses of $336,457, shareholder advances of $26,902 and $124,689 represented by notes payable to shareholders. At May 31, 2004, our liabilities exceeded our assets by $741,497.

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the three month period ended May 31, 2004, we have not realized any revenues. We are not able to generate any revenues until we are able to begin operations under our former business.

OPERATING EXPENSES. For the three months ended May 31, 2004, we had no operating expenses, nor did we have any operating expenses for the same period ended May 31, 2003, as we were unable to conduct our business as described herein.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

On March 26, 2004, we filed a report on Form 8-K containing Item 4. Change in Certifying Accountant, reporting our change of accountant effective March 23, 2003, when our management dismissed Chisholm & Associates, Certified Public Accountants and engaged Malone & Bailey, PLLC of Houston, Texas as our principal independent public accountant to audit our financial statements for the fiscal years ended February 28, 2002 and 2003 and February 29, 2004. That report was amended on April 21, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Interactive Marketing Technology, Inc.,
                                         a Nevada corporation



November 10, 2004                By:     /s/ Martin Goldrod
                                         --------------------------------------
                                         Martin Goldrod
                                  Its:   Chief Executive Officer, Director