Form 10QSB
period 2004-08-31
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2004-11-16
CIK 1096617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                           ----------------     ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 2004 there were 13,823,667 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2004


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
                                                                 ==============

                               INTERACTIVE MARKETING TECHNOLOGY, INC.
                                 CONSOLIDATED STATEMENTS OF EXPENSES
                         Three and Six Months Ended August 31, 2004 and 2003



                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     AUGUST 31,                              AUGUST 31,
                                              2004                2003                2004                2003
                                        ------------------  ------------------  -----------------   ----------------
Operating expense:
                                        ------------------  ------------------  -----------------   ----------------
  General, administrative and selling                   -                   -                  -                   -
                                        -----------------   -----------------   ----------------    ----------------
    Total operating expenses                            -                   -                  -                   -
                                        -----------------   -----------------   ----------------    ----------------

        Net income                      $               -   $               -   $              -    $              -
                                        =================   =================   ================    ================

Net income per share:
  Basic and diluted - continuing        $            0.00   $            0.00   $           0.00    $          (0.00)
                                        =================   =================   ================    ================
        operations


Weighted average shares
      outstanding:
    Basic and diluted                          13,823,667          13,823,667         13,823,667          13,823,667
                                        =================   =================   ================    ================

                     INTERACTIVE MARKETING TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                    Six Months Ended August 31, 2004 and 2003




                                                            2004         2003
                                                         -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $        -   $       -
  Adjustments to reconcile net loss to cash used in
    operating activities:
        Changes in assets and liabilities:
          Accounts payable                                        -           -
                                                         ----------   ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                           -           -
                                                         ----------   ---------





NET CHANGE IN CASH                                                -           -

Cash, beginning of period                                         -           -
                                                         ----------   ---------

Cash, end of period                                      $        -   $       -
                                                         ==========   =========

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended August 31, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. We had no cash or other assets as at August 31, 2004. Our total current liabilities were $741,497 at August 31, 2004, which was represented by accounts payable of $253,449, accrued expenses of $336,457, shareholder advances of $26,902 and $124,689 represented by notes payable to shareholders. At August 31, 2004, our liabilities exceeded our assets by $741,497.

FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the three month period ended August 31, 2004, we have not realized any revenues. We are not able to generate any revenues until we are able to begin operations under our former business.

OPERATING EXPENSES. For the three months ended August 31, 2004, we had no operating expenses, nor did we have any operating expenses for the same period ended August 31, 2003, as we were unable to conduct our business as described herein.

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the six months ended August 31, 2004, we have not realized any revenues.

OPERATING EXPENSES. For the six months ended August 31, 2004, we had no operating expenses, nor did we have any operating expenses for the same period ended August 31, 2003, as we were unable to conduct our business as described herein.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of August 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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