Form 10QSB
period 2004-11-30
INTERACTIVE MARKETING TECHNOLOGY INC
filed 2005-03-01
CIK 1096617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     For the transition period from                     to
                                    -------------------    -------------------

Commission File Number: 0-29019


                           China Artists Agency, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                22-3617931
------                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        Unit 503C, Miramar Tower, 132 Nathan Road, Tsimshatsui Hong Kong
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                011-852-2313-1897
                                -----------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 15, 2005 there were approximately 128,968,243 shares of the issuer's $.001 par value common stock issued and outstanding.

Item 1.FINANCIAL STATEMENTS
---------------------------

                           CHINA ARTISTS AGENCY, INC.
                (FORMERLY INTERACTIVE MARKETING TECHNOLOGY, INC.)
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2004




TOTAL ASSETS                                                      $           -
                                                                  ==============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                $     253,449
  Accrued expenses                                                       70,315
                                                                  --------------
    Total current liabilities                                           323,764
                                                                  --------------
Commitments                                                                   -

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 200,000,000 shares authorized,
    9,022,880 shares issued and outstanding                               9,023
  Additional paid-in capital                                          2,773,550
  Accumulated deficit                                                (3,106,337)
                                                                  --------------
    Total Stockholders' Deficit                                        (323,764)
                                                                  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $           -
                                                                  --------------


                                             CHINA ARTISTS AGENCY, INC.
                                  (FORMERLY INTERACTIVE MARKETING TECHNOLOGY, INC.)
                                         CONSOLIDATED STATEMENTS OF EXPENSES
                               Three and Nine Months Ended November 30, 2004 and 2003




                                                      Three Months Ended                      Nine Months Ended
                                                         November 30,                            November 30,
                                                   2004                2003                2004                2003
                                             ------------------  ------------------  -----------------   -----------------
Operating expense:
  General, administrative
       and selling                           $               -   $               -   $              -    $              -
                                             ------------------  ------------------  -----------------   -----------------
    Total operating expenses                                 -                   -                  -                   -
                                             ------------------  ------------------  -----------------   -----------------

        Net income                           $               -   $               -   $              -    $              -
                                             ==================  ==================  =================   =================

Net income per share:

Basic and diluted continuing operations      $               -   $               -   $              -    $              -
                                             ==================  ==================  =================   =================
Weighted average shares
      outstanding:
    Basic and diluted                                8,234,876           8,179,685          8,234,876           8,179,685
                                             ------------------  ------------------  -----------------   -----------------

                           CHINA ARTISTS AGENCY, INC.
                (FORMERLY INTERACTIVE MARKETING TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended November 30, 2004 and 2003

                                                                               2004                  2003
                                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $               -     $               -
 Adjustments to reconcile net income to cash provided by operating activities:
  Changes in assets and liabilities:
          Accounts payable                                                               -                     -
                                                                         ------------------    ------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                              -                     -
                                                                         ------------------    ------------------

NET CHANGE IN CASH                                                                       -                     -

Cash, beginning of period                                                                -                     -
                                                                         ------------------    ------------------


Cash, end of period                                                      $               -     $               -
                                                                         ==================    ==================

Non-cash Transactions:
   Stock for debt                                                        $         417,733     $               -
                                                                         ==================    ==================

                           CHINA ARTISTS AGENCY, INC.
                (FORMERLY INTERACTIVE MARKETING TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated unaudited interim financial statements of China Artists Agency, Inc. ("China"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in China's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

On November 15, 2004 Interactive Marketing Technology, Inc. changed its name to China Artists Agency, Inc.

NOTE 2 - EQUITY

On November 12, 2004, 1,183,432 shares of common stock were issued to two related parties for debt consisting of $417,733, resulting in a reduction of $266,142 in accrued expenses, $26,902 in shareholder loans, $124,689 in notes payable due to shareholder, with the total as a charge to additional paid in capital.

On November 12, 2004, 340,237 shares of common stock were canceled due to non-performance.

On November 15, 2004 the board of directors approved a reverse stock split of China's issued and outstanding common stock 1 for 1.69. All shares and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

NOTE 3 - SUBSEQUENT EVENT

During December 2004, China approved a share exchange agreement with Metrolink Pacific Limited ("MPL") and Imperial International Limited, the 100% beneficial stockholder of MPL. The share exchange will be accounted for as a reverse merger. China will receive 100% of the outstanding shares of MPL and MPL will receive 109,623,006 shares of China common stock, representing 85% of China's outstanding shares.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended November 30, 2004.

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

Through our wholly-owned subsidiary, IMT's Plumber, Inc., we produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued during fiscal 2001. In May 2002, we discontinued our former business. We have not conducted any business since this time. Until early in this reporting period, we intended to reenter our former business of direct marketing of proprietary consumer products in the United States and worldwide but would have needed additional capital to do so. At that time, no such additional financing had been secured or identified. Since we were unable to obtain debt and/or equity financing upon terms that management deemed sufficiently favorable, or at all, we were unable to reenter our former business.

RECENT DEVELOPMENTS. As of November 30, 2004, we are contemplating acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to enter into various asset acquisitions with another entity, or other third parties which we hope will diversify our business operations and increase our profitability and improve our total value to our shareholders. We cannot guaranty that we will acquire any other third party in lieu of that transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES. We had no cash or other assets as at November 30, 2004. Our total current liabilities were $323,764 at November 30, 2004, which was represented by accounts payable of $253,449 and accrued expenses of $70,315. At November 30, 2004, our liabilities exceeded our assets by $323,764.

FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2004.
---------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three month period ended November 30, 2004, we have not realized any revenues. We are not able to generate any revenues until we are able to begin operations under our former business or are able to acquire operations of another business.

OPERATING EXPENSES. For the three months ended November 30, 2004, we had no operating expenses, nor did we have any operating expenses for the same period ended November 30, 2003, as we were unable to conduct our business as described herein.

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2004.
--------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended November 30, 2004, we have not realized any revenues.

OPERATING EXPENSES. For the nine months ended November 30, 2004, we had no operating expenses, nor did we have any operating expenses for the same period ended November 30, 2003, as we were unable to conduct our business as described herein.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

PLAN OF OPERATION. We have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to enter into various asset acquisitions with another entity, or other third parties which we hope will diversify our business operations and increase our profitability and improve our total value to our shareholders. We cannot guaranty that we will acquire any other third party in lieu of that transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

In May 2002, we discontinued our former business. We were engaged in the direct marketing of proprietary consumer products in the United States and worldwide. We facilitated the design and manufacture of products and developed market strategies for such products. Our goal was to generate awareness of new and better products for the home and family and initiate consumer brand recognition of our products in the marketplace. When appropriate, we contracted with well-known personalities to serve as spokespersons for a product to increase that product's credibility and marketability. We managed all phases of our direct marketing programs and retail marketing for the products we sold.
If we are unable to complete the acquisition of another business we will undertake our former business operations. To do so, we will require additional financing. There can be no assurance that any new capital would be available to us or that there would be adequate funds for our operations, whether from our revenues, financial markets, or other arrangements available when needed or on terms satisfactory to us. We have no commitments from officers, directors or affiliates to provide funding. Our failure to obtain adequate additional financing will require us to forego reentering our former business.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

Reference is made to the Registrant's Report on Form 8-K filed November 24,
2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Reference is made to the Registrant's Schedule 14C Information Statement filed on November 30, 2004 and the Report on Form 8-K filed January 3, 2005.

ITEM 5.  OTHER INFORMATION
--------------------------

Reference is made to the Registrant's Schedule 14C Information Statement filed on November 30, 2004 and the Report on Form 8-K filed January 3, 2005 as to the Registrant's change in management and acquisition of business operations of its newly-acquired subsidiary. Reference is also made to the Registrant's Report on Form 8-K filed January 27, 2005.

ITEM 6.  EXHIBITS
-----------------

     Exhibits.

         31.1 Rule 13a-14(a)/15d-14(a) Certification.

         31.2 Rule 13a-14(a)/15d-14(a) Certification.

         32.1 Section 1350 Certification.

         32.2 Section 1350 Certification.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          China Artists Agency, Inc.,
                                          a Nevada corporation



February 28, 2005                By:      /s/ Tang Chien Chang
                                          --------------------------------------
                                          Tang Chien Chang
                                 Its:     Chief Executive Officer, Director