Form 10KSB
period 2004-12-31
CHINA ARTISTS AGENCY INC
filed 2006-01-13
CIK 1096617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-KSB

                         ------------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                             For the transition period from ________ to ________

                          Commission File No. 000-29019

                         CHINA ENTERTAINMENT GROUP, INC.
            --------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            NEVADA                                       22-3617931
-----------------------------                -----------------------------------
   (State or jurisdiction of                 I.R.S. Employer Identification No.)
incorporation or organization)


          Unit 503C Miramar Tower
  132 Nathan Road, Tsimshatsui, Hong Kong                        n/a
-------------------------------------------            -------------------------
 (Address of principal executive offices)                     (Zip Code)


        Issuer's telephone number, including area code: 011-852-2313-1888

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                              None
-------------------                    -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 Par Value Common Stock
           -----------------------------------------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2004 were $2,599,721.

As of December 15, 2005, the registrant had 19,340,419 common shares outstanding that were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates was approximately $580,212.57. This calculation is based upon the closing sale price of $0.03 per share as of December 15, 2005.

As of January 12, 2006, there were 128,963,425 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS
                         TO ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2004

PART I                                                                        Page
Item 1.       Description of Business                                          5
Item 2.       Description of Property                                         12
Item 3.       Legal Proceedings                                               13
Item 4.       Submission of Matters to a Vote of Security Holders             13

PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters                                                         14
Item 6.       Management's Discussion and Analysis or Plan of Operation       16
Item 7.       Financial Statements                                             1
Item 8.       Changes in and Disagreements on Accounting and
               Financial Disclosure                                           22
Item 8A.      Controls and Procedures                                         22
Item 8B.      Other Information                                               23

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              23
Item 10.      Executive Compensation                                          24
Item 11.      Security Ownership of Certain Beneficial Owners and Management  26
Item 12.      Certain Relationships and Related Transactions                  27
Item 13.      Exhibits                                                        29
Item 14.      Principal Accountant Fees and Services                          30

Signatures                                                                    31

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                           FORWARD-LOOKING STATEMENTS

The following discussion, including the discussion regarding our financial condition and results of operations, contain forward-looking statements and should be read in conjunction with the consolidated financial statements and related notes thereto. China Entertainment Group, Inc. is referred to herein as "we" or "the Company" or "China Entertainment Group" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China;
(b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) our ability to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) our ability to generate sufficient revenues or obtain financing to sustain and grow our operations; and (e) our ability to successfully fulfill our primary cash requirements which are explained below under "Liquidity, Capital Resources and Financial Condition". Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 (the "Reform Act") are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

China Entertainment Group, Inc. (together with our direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the "Company") is a multi-faceted entertainment company with historically profitable operations in film, television, print and music artist management fees comprised of talent development fees, artist casting, booking and brokering commissions, and artist promotional fees. In addition to artist management fees, as a result of managing nearly every major film and television celebrity in southern China, the Company has recently leveraged its talent under contract to penetrate the lucrative casino gaming industry's marketing and promotional business throughout Southern China and Macau. Casino marketing, promotional and junket services are performed by independently operated Asian companies. The recent shift by management to focus the Company's efforts to become the leading casino marketing and promotional service provider in southern China and Macau represents the Company's greatest opportunity for rapid growth. Lastly, the Company plans to leverage its entertainment industry clout and experience to develop a global media company targeting nearly every demographic in the southern China region, with a focus on feature film co-production and development, broadcast television media, advertising and licensing ventures, film library acquisition and artist management. Our Company's Board of Directors and management team is comprised of senior management from the group headed by China Star Entertainment Limited ("China Star", together with its subsidiaries "China Star Group"), a Hong Kong listed company and one of the largest media companies in Asia.

As of  December  31,  2004,  we owned all of the equity  interest  in  Metrolink
Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services. We plan to form new subsidiaries to operate our new businesses in casino marketing and film co-production.

Our principal executive office is located at Unit 503C Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong, China. Our telephone number is 011-852-2313-1888.

HISTORICAL BACKGROUND

We were originally incorporated in the state of Nevada as Shur De Cor, Inc. ("Shur De Cor") on August 14, 1987. By 1999, Shur De Cor was a public company with no operations searching for a business opportunity. In April 1999, Shur De Cor merged with Interactive Marketing Technology, Inc., a New Jersey corporation ("Interactive New Jersey"), in an arm's length transaction. Interactive New Jersey was engaged in the business of direct marketing of consumer products and desired to become a public company. Shur De Cor was the surviving corporation and changed its name to Interactive Marketing Technology, Inc. Shur De Cor's management resigned and the management of Interactive New Jersey filled the vacancies.

Through our wholly owned subsidiary, IMT's Plumber, Inc., we produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued during fiscal 2001. In May 2002, we discontinued our former business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter our former business of direct marketing of proprietary consumer products in the United States and worldwide.

RECENT DEVELOPMENTS

On November 17, 2004, our Board of Directors unanimously approved, subject to shareholder approval, entering into a Share Exchange Agreement (the "Agreement") with Metrolink Pacific Limited ("MPL"), an international business company organized to do business under the laws of the British Virgin Islands. At that time, MPL was wholly owned by Imperial International Limited ("Imperial"), a company incorporated under the laws of the British Virgin Islands. The parent company and 100% owner of Imperial is Together Again Limited ("Together Again").

On November 17, 2004, the Board also approved, subject to shareholder approval, amendments to our Articles of Incorporation to change our corporate name ("Name Change") from Interactive Marketing Technology, Inc. to China Artists Agency, Inc. ("China Artists"), and to increase the authorized common stock of the Company to 200,000,000 shares (the "Authorized Share Increase"). On that same date, and also subject to shareholder approval, the Board also approved a 1 for
1.69 reverse stock split to accommodate the terms of the Agreement (the "Reverse Split"), and a spin-off of the Company's existing business, including its assets and liabilities, into a Nevada corporation formed as the Company's wholly owned subsidiary into a separate public company by means of pro-rata share dividend (the "Spin-off").

The above-described actions approved by the Board also required approval by a majority of the Company's shareholders under Nevada Revised Statutes. Thus, on November 15, 2004, as authorized by the Nevada Revised Statutes, the majority shareholders, who together owned 50.4% of our issued and outstanding shares of common stock, approved the Agreement, the Authorized Share Increase, the Name Change, the Reverse Split, and the Spin-off by action of written consent.

On November 17, 2004, the Company, as contemplated under the Agreement, issued an aggregate of 109,623,006 shares of its common stock to Imperial, the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock transferred to China Artists by Imperial at the closing (the "Share Exchange"). The acquisition of the 100% interest includes MPL's interests in its subsidiaries, Anglo Market International Limited, China Star Management Limited, and Metrolink Global Limited (hereinafter MPL and its subsidiaries are collectively referred to as the "Metrolink Group"). Upon completion of the Share Exchange, MPL became the Company's wholly owned subsidiary and China Artist's former owner subsequently transferred control of China Artists to Imperial. We relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act") in regard to the shares that we issued pursuant to the Share Exchange. We believe this offering qualified as a "business combination" as defined by Rule 501(d). Reliance on Rule 506 requires that there are no more than 35 non-accredited purchasers of securities from the issuer in an offering under Rule 506. MPL represented to us that they had one stockholder, who has certified that it is an `accredited investor' as defined in Rule 501(a) of Regulation D. MPL also represented to us that there had been no advertising or general solicitation in connection with this transaction.

The Company's Certificate of Amendment to our Articles of Incorporation to effect the Name Change, the Reverse Split, and the Authorized Share Increase was filed with the Nevada Secretary of State and became effective on December 21, 2004. Concurrent with Name Change, Reverse Split and Authorized Share Increase, the Company also obtained a new stock symbol, "CAAY", and a new CUSIP Number. The new stock symbol and CUSIP number also became effective on December 21, 2004.

The Spin-off, which was approved by both the Board and the majority shareholders prior to the closing of the Agreement, resulted in the formation of a separate public company, All Star Marketing, Inc. ("All Star"). All Star is a Nevada corporation and it was formed as a wholly owned subsidiary of the Company. The Spin-off was satisfied by means of a pro-rata share dividend to the Company's shareholders of record as of December 10, 2004. The purpose of the Spin-Off was to allow the subsidiary to operate as a separate public company and raise working capital through the sale of its own equity. This will allow our management to focus exclusively on our business after the Share Exchange is concluded, while at the same time, allowing the spun-off company to have greater exposure by trading as an independent public company. Additionally, the shareholders and the market will then more easily identify the results and performance of the Company as a separate entity from that of All Star.

On June 27, 2005, the Company's Board of Directors and the Company's majority shareholder approved and authorized a name change to China Entertainment Group, Inc. The Company's Certificate of Amendment to our Articles of Incorporation to effect our name change to China Entertainment Group, Inc. was filed with the Nevada Secretary of State and became effective on August 4, 2005. Concurrent with Name Change, the Company also obtained a new stock symbol, "CGRP", and a new CUSIP Number. The new stock symbol and CUSIP number became effective on August 9, 2005.

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are issued and outstanding. We are currently not authorized to issue preferred stock.

DESCRIPTION OF OUR BUSINESS OPERATIONS

HISTORICAL FINANCIAL STATEMENTS

As a result of our recent reverse acquisition, the financial statements of the Company become the historical financial statements of the accounting parent. In summary, the accounting effect of the reverse acquisition results in MPL as the accounting parent and China Entertainment Group (the former public shell) as the accounting subsidiary. The consolidated financial statements include the operations of the accounting subsidiary from the date of acquisition and reflect the historical financial statements of MPL, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the Merger (November 17, 2004) on their historical basis, and the inclusion of the accounting subsidiary's results of operations from that date. Additionally, China Entertainment Group adopted the fiscal year of the accounting parent, December 31, effective from December 24, 2004.

MPL was organized on September 10, 2004, for the purpose of reorganizing the group structure of its intermediate holding company, Together Again Limited
("TAL"). Prior to the incorporation of MPL, the current operations of the company were conducted through TAL (the "predecessor entity"). The reorganization of TAL's group structure was completed in October 2004 by transferring certain assets and liabilities employed in the operation of the principal activity of TAL ("the Business") to Metrolink Global Limited ("MGL"), a company incorporated in the British Virgin Islands in consideration of the HK$3,645,820, satisfied by (a) the allotment and issue by 99 MGL ordinary shares to MPL, the immediate holding company of MGL; (b) the allotment and issue by MPL to Imperial of 99 MPL ordinary shares; and (c) the allotment and issue of 98 ordinary shares of Imperial to TAL, each issued and credited as fully paid; (d) allotment of 20 ordinary shares of MPL to Imperial as consideration for acquiring the entire issued share capital of China Star Management Limited ("CSML") and Anglo Market International Limited ("AMIL") each issued and credited as fully paid. At the same time, the Company entered into several deeds of novation with MGL for completion of the transfer of the Business as follows:
(i) deed of novation in relation to amounts paid by CSML on behalf of the Company; (ii) deed of novation in relation to artist contract entered by the Company; and (iii) deed of novation in relation to professional fees contracted to be paid by the Company.

Since MPL succeeded to substantially all of the business and operations of TAL and its own operations prior to the succession were insignificant relative to the operations assumed or acquired in the reorganization, the historical financial statements of MPL's predecessor entity become those of MPL.

ARTIST MANAGEMENT UNIT

Our Company presently derives revenue and income from artist management fees from artists that the Company has under contract. Similar to artist management companies in the United States such as the Creative Artists Agency or the William Morris Agency, our Company is one of the major artist management agencies in Asia and currently represents several well-known Chinese film and television artists whose work is distributed throughout China and other parts of Asia. We currently provide artist management services through Metrolink Group, which consists of the following entities:

      o China Star Management Limited ("CSML") is a wholly owned subsidiary of MPL and was incorporated under the laws of the Hong Kong on September 6, 1985. CSML provides talent management and talent brokering services, including locating projects, contract negotiations, work scheduling, artist training and development, image building and improvement, publicity campaigns, and providing personal assistant services in Hong Kong;

      o Anglo Market International Limited ("AMIL") is a wholly owned subsidiary of MPL that was incorporated under the laws of the British Virgin Islands on September 15, 2000. AMIL also provides talent management and talent brokering services, including locating projects, contract negotiations, work scheduling, artist training and development, image building and improvement, publicity campaigns, and providing personal assistant services outside Hong Kong.

      o Metrolink Global Limited ("MGL") is a wholly owned subsidiary of MPL that was incorporated under the laws of the British Virgin Islands on September 10, 2004. MGL mainly manages one artist's PRC business including locating projects, contract negotiations and providing personal assistant services.

OTHER BUSINESS OPERATIONS ENGAGED IN DURING 2005

Our Company is also involved in a number of projects that we believe will become active business units within the next two years. These projects are in the development stage and are subject to further research, and accordingly, may never be completed. These include:

CASINO MARKETING BUSINESS

Our Company has also recently become involved in a number of projects in the casino gaming industry in southern China and Macau. Management believes that these casino marketing and promotional projects, now in their early stages of revenue, will become the largest producing business units of the Company within the next two years.

Casino gaming is viewed as a clear and distinct component of the entertainment industry and the casino gaming market in Asia, especially in Southern China and Macau, has seen tremendous growth. We intend to capitalize on this growth, especially in the "high roller" sector of this market through deployment of our casino marketing business unit that will seek strategic alliances with existing casino operators throughout Southern Asia and Macau. Our management team is extremely familiar with marketing and promotional campaigns that are well suited for the casino gaming market. We are leveraging our expertise in promotional and entertainment endeavors, and our existing relationships with the few powerful individuals and organizations that tightly control gaming rights in Asia in order to strike marketing partnerships with the casino operators for the promotion of casino gaming, especially to the "high roller" casino gambling market.

Our key personnel and management have extensive casino gaming experience and have organized gaming tours to Las Vegas and Korea for Asian high rollers, we are now diversifying our income stream by expanding into casino gaming marketing and promotion. We have a memorandum of understanding with the sole and exclusive service provider of promotion and introduction of customer services to Asia Star (formerly known as the Radisson Diamond ocean liner), and who also provides marketing, rolling and settlement services for casino customers on board Asia Star, to acquire a sole and exclusive rights for the marketing and branding of casino gaming on Asia Star in order to solicit "high rollers" to the casino in certain territories. Our discussions with the service provider are in advanced stages and we expect to conclude a marketing contract in early 2006.

Asia Star is a six-star luxury cruise ship that will operate from Hong Kong and is the world's biggest twin-hulled-designed vessel. All of its 115 guest rooms are suites and more than 70 percent of the rooms have outward facing balconies. On board entertainment will include high quality and special performances by famous Asian artists. Asia Star's casino features 15 gaming tables, of which 4 are situated in individual private rooms that provide an excellent "private" entertainment environment for the rich and famous.

OUR MARKET

The Metrolink Group is headquartered in Hong Kong and our artists are principally based in Hong Kong. Our artists provide services to entities primarily based in Southern China, including the cities of Hong Kong, Shanghai, Beijing, Guangdong, Sichuan and Macau.

COMPETITIVE BUSINESS CONDITIONS AND COMPETITIVE POSITION IN THE INDUSTRY

Our Company is one of the major artist management agencies in Asia and we currently represent several well-known Chinese film and television artists whose work is distributed throughout China and other parts of Asia. However, we have other emerging competitors in the entertainment industry. One of our primary competitors is Emperor Entertainment Group ("Emperor"), a Hong Kong based entertainment company.

Emperor engages in the production and distribution of local and foreign records, artist management, and the organization of concerts, stage performances and dramas. Our Company's talent is comprised mainly of actors and actresses who appear in films and may also perform as vocalists, although their main talent is in acting. In contrast, Emperor's artists are mainly local singers who also incidentally appear in film and other performances. We are primarily a provider of management and related services acting talent, whereas Emperor is a competitor in a slightly different market, which is that of vocalists. In addition, our artists tend to appear in more international and Asia Pacific films, whereas Emperor's artists tend to appear more in productions local to Hong Kong.

For casino ship marketing, promotion, rolling and settlement services, we face competition from a diffuse number of independently owned casino ship operators competing for business in a rapidly growing industry. The casino marketing, promotion and rolling and settlement service is a highly fragmented space with no clear competitive industry leader. As such, the Company hopes to obtain rapid organic growth by recruiting agents throughout Southern China, Macau and Hong Kong. Examples of some of the casino ships based in Hong Kong waters are: Macau Success, Neptune, Star Pisces, Golden Princess, Ji Mei and Wasa Queen.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

The Company and its subsidiaries' principal activity is the provision of artist management services and thus it does not require the purchase of raw materials.

SEASONAL VARIATIONS.

Our Company does not experience seasonal variations.

CONCENTRATION OF CUSTOMERS

As of December 31, 2004, all of the Company's revenues were generated by four artists, that each accounted for more than 10% of its revenues. The loss of any and/or all of these artists could have a material adverse effect on our business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We do not own any patents, trademarks, licenses or other forms of intellectual property.

GOVERNMENT REGULATIONS

Our Company's activities are subject to various governmental and regulations concerning the business activities generally in various countries. We believe that we are in compliance with all applicable laws and regulations.

EMPLOYEES

As of December 31, 2004, our Company had approximately 10 full-time employees and none of our employees are covered by collective bargaining agreements. We have not experienced any labor shortages as our operations relied on services generated both internally and externally. In addition to services provided by our employees, we also relied on management services provided by related companies. The breakdown of the number of employees for each of the business units of the Company is as follows:

Company and Subsidiaries                                        Number of
                                                                Employees
--------------------------------------------------------------------------------

China Entertainment Group, Inc.                                       0
Anglo Market International Limited                                    0
China Star Management Limited                                        10
Metrolink Global Limited                                              0
Metrolink Pacific Limited                                             0
                                                                ----------------

TOTAL                                                                10

CURRENCY CONVERSION AND EXCHANGE

Although Metrolink Group does derive revenue in Hong Kong Dollars, Renminbi and U.S. Dollars, Metrolink Group's revenues, expenses, assets and liabilities are primarily denominated in Hong Kong Dollars. The Company does not anticipate significant foreign exchange losses as long as the Hong Kong SAR Government's policy to peg the Hong Kong dollar to the U.S. dollar remains in effect. The Company does not currently engage in any hedging activity in order to minimize the effect of exchange rate risks but it will continue to monitor its foreign exchange exposure and market conditions to determine if any hedging is required.

POTENTIAL FUTURE GROWTH AND OPERATIONS

FEATURE FILM CO-PRODUCTION BUSINESS

We are also developing a feature film co-production business unit. We intend to capitalize on Hollywood's growing interest in Chinese films and in the Chinese demographic. We are actively pursuing strategic alliances with film production and distribution firms in China that are interested in establishing partnerships with Hollywood filmmakers, whose interest in Asian and Chinese co-productions and distribution rights continue to grow. We also seek direct partnerships with Hollywood film producers to co-produce and finance Asian and Hollywood films through the provision of lower cost post-production services in Asia. We will also pursue global media partnerships seeking international advertising opportunities and the licensing of entertainment related products targeting demographics in Asia and China.

Our Company's current principle activity is artist management. With the Metrolink Group's solid background in the artist management industry in Asia and its close association with China Star Group, Metrolink Group can use its extensive network to locate projects and negotiate performance contracts directly with advertising agencies, film producers, television and radio stations, and concert organizers on behalf of contracted artists.

                                  RISK FACTORS

This information statement contains "forward looking statements" which can be identified by the use of forward-looking words such as "believes", "estimates", "could", "possibly", "probably", "anticipates", "estimates", "projects", "expects", "may" or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. Among the key factors that have a direct bearing on our results of operations are the effects of various governmental regulations, the fluctuation of our direct costs and the costs and effectiveness of our operating strategy. Other factors could also cause actual results to vary materially from the future results anticipated by those forward-looking statements.

RISKS RELATED TO OUR BUSINESS

We depend on a limited pool of acting and recording talent. Our failure to maintain or renew contracts with these individuals will significantly hinder our ability to generate revenues.

Our Company manages contracts of acting talent and recording artists in relation to those artists' engagements with, among other things, the film, recording, television and video industry. We depend on a pool of individuals willing and able to accept production assignments as negotiated. Our ability to succeed will be significantly impaired if we are unable to arrange for suitable projects for our talent while providing them with attractive compensation packages. The highly personalized nature of the services contracted for and required in this industry makes it extremely difficult to predict the availability of current and future performers, our ability to continue to engage that talent and Metrolink's ability arrange for suitable engagements for their services. We are materially dependent upon the continued availability of such talent and opportunities for their engagement. Our failure to continue those operations will significantly hinder our ability to conduct business and generate revenues.

We cater to the film, television, and recording and movie industries and thus we are affected by changes or trends occurring within those industries.

The film, recording, television and movie industries, and entertainment industry in general is a speculative venture which involves substantial risks. There is no certainty that the engagements that we arrange, the talent we engage and the efforts and expenditures we make will continue to result in a commercially profitable business. The marketability of our talent will be affected by numerous factors that affect the motion picture, recording, television and video industries, and which are beyond our control. These factors include market fluctuations, the general state of the economy, including the rate of inflation, consumer tastes and local economic conditions, all of which can affect consumers' discretionary spending. These factors or any combination of these factors may hinder our ability to generate revenues consistently.

Our operating  results will fluctuate due to a number of factors,  including but
not  limited  to,  risks  associated  with  the  development,   production,  and
completion of film, recording, television or video projects.

Due to the numerous factors that affect how a film, television program, musical recording or other artistic production is developed and produced, we cannot be certain as to how successful our operations will be at any given time. Additional variables that will affect our success include location and timing of film, television, recording or video productions and the conditions under which the talent that we engage are required to perform. Typically, project production dates for larger scale endeavors are well in advance of release dates. Smaller scale production endeavors are usually scheduled closer to their release date.

We anticipate that our operating results will fluctuate as a result of these and other factors, including overall trends in the economy and client engagement patterns, which are characterized by individual engagements from clients rather than long-term contracts. As such, we may not be able to anticipate, for more than a few months in advance, the number, size and profitability of talent engagements in a given period. Consequently, the operating results for one quarter are not necessarily indicative of the operating results for future quarters.

We may be subject to litigation in connection with talent we engage and our operations will be adversely affected as a consequence of such litigation.

Our Company may be engaged in litigation from time to time, during the ordinary course of business, in connection with disputes as to contract interpretations, compensation and other matters. We may not be able to adequately forecast the effect such litigation will have on our operations. Any litigation that we may become involved in may hinder our ability to conduct operations.

Our Company competes with Emperor Entertainment Group in the Hong Kong market for talent and may not succeed in obtaining or keeping artistic talent in our pool of individuals.

We believe that Emperor Entertainment Group is one of our primary competitors. Emperor Entertainment Group is based in Hong Kong, and engages in the production and distribution of local and foreign records, artist management, and organization of concerts, stage performances and dramas. Emperor may be able to maintain or increase its market share by negotiating more favorable terms with artists and obtaining a greater pool of talent with which to operate. Our Company expects ongoing competition and pricing pressure from Emperor. We cannot guarantee that we will be able to obtain market share or profitability.

RISKS RELATED TO OWNING OUR COMMON STOCK:

Our Company's principal security holder, Imperial International Limited, owns a majority of our outstanding common stock, allowing this shareholder to control matters requiring approval of our shareholders.

Our principal security holder owns approximately 85% of our outstanding shares of our common stock. Such concentrated control of the company may adversely affect the price of our common stock. Our principal security holder will control matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require shareholder approval. In addition, certain provisions of the Nevada Revised Statutes could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us in the future.

Because our common stock will be subject to the "penny stock" rules, the level of trading activity in our stock may be reduced, which may make it difficult for investors in our common stock to sell their shares.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located in a facility consisting of approximately 5,000 square feet located at Unit 503C Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong. We do not own this property and we have not entered into a lease of this office space because it is shared with other group companies. The Company's subsidiary, CSML, leased an office space of approximately 25,000 square feet at Unit 611, Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong for a fixed term of two years commencing from September 1, 2004 and expire on August 31, 2006, both days inclusive. The table sets forth the description and condition of the property:

Location                                                                      Rent and Rates
----------------------------------------------------------------------------------------------
Unit 503C Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong                    $0
Unit 611 Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong            US$3,727.18 / month

The current facilities occupied by the Company and its subsidiaries will be able to meet the Company's operational needs for the coming two to three years.


ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending or, to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

On November 17, 2004, the majority of our shareholders consented in writing to the Share Exchange Agreement dated between the Company and with Metrolink Pacific Limited ("MPL"), an international business company organized to do business under the laws of the British Virgin Islands. We announced this transaction and its details in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2004 and in a Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on November 30, 2004, both of which we incorporate herein by reference. A description of this transaction and the matters consented to by the majority of our shareholders in connection with the Share Exchange Agreement and this transaction is also discussed above under the "Recent Developments" section of Item 1 - Description of Business.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov.

MARKET FOR COMMON EQUITY

Our Common Stock is traded over-the-counter and quoted on the National Quotation Bureau's Pink Sheets under the symbol "CAAY". Until April 17, 2000, our common stock was listed on the OTC Electronic Bulleting Board under the symbol "IAMK.OB". After entering into the Agreement, we changed our symbol from "IAMK.OB" to "CAAY.OB" with CUSIP Number 16936W 10 4, and these changes became effective on December 21, 2004. The following table sets forth the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two years ending December 31, 2004 and December 31, 2003. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.


                                                                Bid Prices
                                                         -----------------------
                                                           High            Low
                                                         --------       --------
Fiscal Year Ended December 31, 2004
  Fourth Quarter (ended December 31, 2004)                $0.16           $0.02
  Third Quarter (ended September 30, 2004)                $0.06           $0.02
  Second Quarter (ended June 30, 2004)                    $0.20           $0.05
  First Quarter (ended March 31, 2004)                    $0.23           $0.06

Fiscal Year Ended December 31, 2003
  Fourth Quarter (ended December 31, 2003)                $0.17           $0.01
  Third Quarter (ended September 30, 2003)                $0.08           $0.00
  Second Quarter (ended June 30, 2003)                    $0.00           $0.00
  First Quarter (ended March 31, 2003)                    $0.00           $0.00


Stockholders Of Record

As of December 15, 2005, the number of record holders of our common stock was approximately 81.

Dividends

We have not declared or paid, and do not anticipate declaring or paying in the near future, any dividends on our common stock. We intend to reinvest in our business operations any funds that could be used to pay a cash dividend.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

The following issuances were made during the year ended December 31, 2004, all pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder:

During 2004, we issued 121,123,897 shares of common stock. The issuances of these unregistered shares (the "Unregistered Shares") were made under exemptions from registration and prospectus delivery requirements of the Securities Act of 1933 ("the 1933 Act"), as amended, and as specified in Section 4(2) of the 1933 Act. The details of the share issuances consist of:

      (1) 1,183,432 (equivalent to 2,000,000 shares of ordinary stock prior the Reverse Split) Unregistered Shares were issued to former affiliate Sandy Lang, and former officer and director Marty Goldrod prior the Reverse Split as payment in full for accrued salaries, accrued travel and entertainment expenses (Sandy and Marty), shareholder advances (by Marty), and a note payable issued to shareholder (Sandy) during the third quarter of the fiscal year 2004. The details regarding the issuance of the 1,183,432 shares of the Company's common stock were previously disclosed in a Current Report on Form 8-K filed by the Company on November 19, 2004 and thus no further information required under Item 701 of Regulation S-B will be included herein.

      (2) Pursuant to Section 1.02(a) and Section 3.01(q) of the Agreement dated November 17, 2004, the Company issued 109,623,006 shares, 6,809,522 shares and 3,507,937 shares of the Unregistered Shares to Imperial, Oriental Financial Services Limited ("Orient"), and Emerging Growth Partners, Inc. ("Emerging"), respectively, with an aggregate issuance of 119,940,465 shares. The table below sets forth the details of the issuance of the 119,940,465 shares:

---------------------------------------------------------------------------------------------------------
Name of Party               Number of Shares Issued    Nature of Transaction        Amount Received from
                            and Date of Issuance                                    the Transaction
---------------------------------------------------------------------------------------------------------
Imperial International      109,623,006 shares         Share exchange with          $109,623.01
Limited                     issued on December 22,     shareholder Metrolink
                            2004                       Pacific Ltd.
---------------------------------------------------------------------------------------------------------
Orient Financial Service    6,809,522 shares issued    Services rendered            $6,809.52
Ltd.                        on December 22, 2004       related to Share Exchange
---------------------------------------------------------------------------------------------------------
Emerging Growth Partners,   3,507,937 shares issued    Services rendered            $3,507.94
Inc.                        on December 22, 2004       related to Share Exchange
---------------------------------------------------------------------------------------------------------

The amount paid for services rendered by Orient and Emerging was based on the number of Unregistered Shares issued in relation to the services rendered for the Share Exchange and the $0.001 par value of the Unregistered Shares. Fair market value of such shares is not applicable in determining the amount of the transaction as the Unregistered Shares have not been registered under the Securities Act of 1933, as amended and may not be offered for sales, sold, or otherwise disposed of, except in compliance with the registration provisions in the Act, or pursuant to an exemption from such registration provisions, the availability of which is to be established to the satisfaction of the Company.

DESCRIPTION OF CAPITAL STOCK

Our authorized capital stock consists of 200,000,000 shares of $0.001 par value common stock, of which 128,963,425 shares are issued and outstanding as of December 15, 2005. Holders of the shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are nonassessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders of our equity securities upon our liquidation. Holders of our common stock do not have preemptive rights.

EQUITY COMPENSATION PLANS

We have no securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION

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

Holders of shares of our common stock may have difficulty selling those shares because our common stock is currently subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and provision for losses:

Service fee income from provision of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company presents its revenue on a net basis as it acts as an agent for the artists. Provisions for losses are determined on the basis of loss experience and current economic conditions. These financial statements do not include any provision for losses.

Contingencies and litigation:

We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and is delinquent in filing its annual report on Form 10-KSB for the period ended December 31, 2004 and its quarterly reports on Form 10-QSB for the quarterly periods ending in 2005. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued the following pronouncements during 2004, none of which are expected to have a significant affect on the Company's consolidated financial statements:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement does not affect the Company.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The adoption of this statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. The adoption of this statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. The adoption of this statement does not affect the Company.

PLAN OF OPERATION

Through  the  Share  Exchange  that  resulted  in our  acquisition  of MPL,  our principal activity became the provision of artist management services. Our Company operates under a similar business model to the U.S. based Creative Artists Agency ("CAA") and International Creative Management ("ICM") by managing, on a turnkey basis, all of our clients film and recording contract commitments as well as their product endorsements and advertising commitments. We now have a large pool of performance and entertainment artists, most of whom are highly professional and experienced in stage arts. We provide training, management and agency services to both new and established artists, and we are actively engaged in image management promotion and the marketing of our clients. To maintain our competitiveness, we continue to maintain good relationships with our senior artists. In addition, we continue to search for and foster talented artists, and we are actively seeking more artists from the People's Republic of China ("PRC"), Hong Kong and Taiwan. The infusion of new talent will enhance our Company's competitiveness and bring fresh input into the entertainment industry.

Given the success of Hong Kong stars such as Jackie Chan and Michelle Yeoh, our Company recently began making our artists available for U.S. based productions. We anticipate U.S. based revenues will become a significant contributor to our operating income in the future. Our Company intends to utilize the entertainment industry experience of the Metrolink Group and the Company's resources in developing opportunities for joint productions with U.S. and Asian artists, including a "fusion" of U.S. and Chinese film projects and joint distribution of movie libraries. We believe that the development of these joint opportunities will underscore continued growth in the Company's profitability.

With China's accession to the World Trade Organization, Beijing's successful bid for the 2008 Olympic Games, and the implementation of the Closer Economic Partnership Arrangement trade pact with Hong Kong, industry projections indicate advertising expenditures will increase significantly in 2005 and onwards.

As China transitions to a market-based customer driven economy, advertising and entertainment expenditures are increasing exponentially. This is reflected by the higher production and advertising budgets for film and television productions that are necessary to feed the increasing demand for both entertainment and consumer products. Our Company holds a significant advantage in that our soft assets (i.e., our talent) are highly coveted for use in these film and television productions and for advertising and promotional campaigns.

Our Company, through our wholly owned subsidiary MPL, is one of the top artist management agencies in Asia and we believe that we are well-positioned to generate significant revenue growth as both demand for and the fees for our entertainment talent increase. Our management expects that growth in the China market alone will underwrite enormous increases in the number of film and television productions, and a corresponding increase in the demand for our talent.

Our close association with the China Star Group and its leading market position in the entertainment industry gives us leverage in negotiating contracts with production houses and advertisers, and it also often leads to the creation of additional opportunities for our artists for performance activities outside of film production such as advertising and promotional campaigns. The use of our talent in work in advertising and promotional campaigns not only increases their exposure and popularity, but also creates new business opportunities and generates additional sources of income for the Company.

In order to develop the company as the "Creative Artists Agency" of the Asian entertainment industry, the Company will continue to explore new revenue sources and control its expenditures. We will make full use of resources available to us to develop long-term business opportunities and to generate favorable return for our shareholders.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues

Revenues recognized from the provision of artist management services increased 8% to $2,599,721 for the year ending December 31, 2004 from $2,410,482 for the same period in 2003, as a result of our efforts in promoting our artists. Moreover, China's film industry experienced signs of recovery in 2004 and there was an increased number of performances by our artists.

General and administrative expenses

General and administrative expenses incurred for the year ended December 31, 2004 increased $194,852, or 17%, to $1,325,427 compared to $1,130,575 for the same period in 2003. General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The increase was mainly attributable to the approximately $128,000 in professional fees incurred in connection with the merger during the year ended December 31, 2004.

Provision for income taxes

Provision for income taxes for 2004 of $125,718 represents the aggregate taxes provided on the accessible profits for the consolidated entities. No provision of income taxes was provided for the year ended December 31, 2003 because there were tax losses brought forward from previous years which can be utilized to set the assessable profits for the year ended December 31, 2003.

Net earnings

Net earnings for the year ended December 31, 2004 were $1,148,576 versus $1,279,907 for the same period in 2003. The decrease in net earnings results from an 8% increase in revenues offset by an increase in professional fees related to the recent merger, and an increase in the provision for income taxes.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Liquidity

Our working capital at December 31, 2004 was a negative $74,471. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

Cash flows from operating activities:

For the year ended December 31, 2004, net cash flows provided by operating activities was $1,271,907 primarily resulting from net earnings from operations. Net cash provided by operating activities for the same period in 2003 of $1,724,500 primarily results from net earnings from operations offset by an increase in deposits paid and deposits received for contracts awarded at year end, but for which the services have not yet been provided.

Cash flows from investing activities:

For the years ended December 31, 2004 and 2003, net cash flows used in investing activities were insignificant.

Cash flows from financing activities:

Net cash flows used in financing activities for the year ended December 31, 2004 were $1,462,136 (2003: $1,619,960) and represented repayments to certain related parties.

Expected Material Capital Commitments

The Company has no material commitments for capital expenditures and has no plans or intention to purchase or sell any plant and/or other significant equipment.

Expected Significant Changes in Number of Employees

The Company does not anticipate any significant changes in its number of employees, other than the changes that may arise during the course of normal business operations.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during the years ended December 31, 2003 and December 31, 2004. The countries in which the Metrolink Group conducts the majority of its operations, which include Hong Kong, PRC and the United States, were subject to moderate degree of inflations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

All of the Company's revenues are denominated either in U.S. dollars, Renminbi or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars. The value of the Hong Kong dollar-to-United States dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although a devaluation of the Hong Kong dollar relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations but will continue to monitor its foreign exchange exposure and market conditions to determine if hedging is required.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS

--------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                       PAYMENT DUE BY PERIOD
--------------------------------------------------------------------------------------------------------
                                        TOTAL        LESS THAN 1    1-3          3-5 YEARS    MORE THAN
                                                     YEAR           YEARS                     5 YEARS
--------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations              None         --             --           --           --
--------------------------------------------------------------------------------------------------------
Capital Lease Obligations               None         --             --           --           --
--------------------------------------------------------------------------------------------------------
Operating Lease Obligations (1)         $ 70,570     $ 42,342       $ 28,228     --           --
--------------------------------------------------------------------------------------------------------
Purchase Obligations                    None         --             --           --           --
--------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected   None         --             --           --           --
on the Registrant's Balance Sheet
under GAAP
--------------------------------------------------------------------------------------------------------
Total                                   $ 70,570     $ 42,342       $ 28,228     --           --
--------------------------------------------------------------------------------------------------------

---------------

      (1) This obligation arises under the Operating Lease Agreement for MPL subsidiary China Star Management Limited's lease of for their offices located at Unit 611 Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong. This lease expires on August 31, 2006.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements and schedules that constitute Item 7 are presented in the following order:

                CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
           (formerly known as Interactive Marketing Technology, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................    2

CONSOLIDATED BALANCE SHEET ...............................................    3

CONSOLIDATED INCOME STATEMENTS............................................    4

CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS..............................    5

CONSOLIDATED CASH FLOW STATEMENTS.........................................    6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................    7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Entertainment Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Entertainment Group, Inc. (formerly known as Interactive Marketing Technology, Inc.), a Nevada limited liability company, and its subsidiaries (collectively referred to as the "Company") as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity (a deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

October 10, 2005

                CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
           (formerly known as Interactive Marketing Technology, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

-------------------------------------------------------------------------------
(Expressed in U.S. dollars)
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                        $    79,120
   Accounts receivable                                                  180,226
   Deposits paid, prepayments and other receivables                   2,836,268
   Amounts due from related parties                                   1,082,917
-------------------------------------------------------------------------------
   Total current assets                                               4,178,531

Fixed assets, net                                                           666
-------------------------------------------------------------------------------

Total Assets                                                        $ 4,179,197
===============================================================================

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
-------------------------------------------------------------------------------
Current Liabilities
   Accounts payable and accrued liabilities                         $   166,376
   Accruals, deposits received and other payables                     2,263,036
   Amounts due to related parties                                     1,777,911
   Taxes payable                                                         45,679
-------------------------------------------------------------------------------
   Total current liabilities                                          4,253,002

Commitments and contingencies                                                --

Stockholder's Deficiency
   Share capital: $0.001 par value; 200,000,000 shares authorized;
        128,963,402 shares issued and outstanding                       128,963
   Additional paid-in capital                                          (202,768)
   Accumulated deficit                                                       --
-------------------------------------------------------------------------------
   Total stockholders' deficiency                                       (73,805)
-------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency                      $ 4,179,197
===============================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
           (formerly known as Interactive Marketing Technology, Inc.)
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

-------------------------------------------------------------------------------
(Expressed in U.S. dollars)                           2004             2003
-------------------------------------------------------------------------------

Revenues, net                                     $   2,599,721   $   2,410,482

General and administrative expenses                   1,325,427       1,130,575
-------------------------------------------------------------------------------

Net earnings before income taxes                      1,274,294       1,279,907

Provision for income taxes                             (125,718)             --
-------------------------------------------------------------------------------

Net earnings                                      $   1,148,576   $   1,279,907
===============================================================================

Basic and diluted earnings per share              $        0.90   $        0.99
                                                  =============================

Basic and diluted weighted shares outstanding       128,963,402     128,963,402
                                                  =============================

Dividends                                         $   1,410,256              --
                                                  =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
           (formerly known as Interactive Marketing Technology, Inc.)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (A DEFICIT)
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2004

                                                             Common       Common        Additional
                                                             stock         stock         paid-in       Accumulated
(Expressed in U.S. dollars)                                 (shares)    (par value)      capital         Deficit        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                                1,000,001   $    128,206   $         --      1,687,652   $ (1,559,446)

Net earnings                                                      --             --             --      1,279,907      1,279,907

--------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003                                1,000,001        128,206             --       (407,745)      (279,539)

Effect of reverse acquisition:
  Reverse merger equity acquired                           9,022,880          9,023         (9,023)            --             --
  Retire equity of private company                        (1,000,001)      (128,206)       595,620             --        467,414
  Issuance of new shares to effect reverse acquisition   119,940,465        119,940       (119,940)            --             --
  Rounding share adjustment                                       57             --             --             --             --

Net earnings                                                      --             --             --      1,148,576      1,148,576

Dividend paid                                                                             (669,425)      (740,831)    (1,410,256)

--------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004                              128,963,402   $    128,963   $   (202,768)  $         --   $    (73,805)
================================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
           (formerly known as Interactive Marketing Technology, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

-----------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. dollars)                                                                          2004              2003
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net earnings                                                                                     $ 1,148,576        1,279,907
   Adjustments to reconcile net earnings to net cash flows provided by operating  activities
   Depreciation                                                                                          118              105
   Changes in assets and liabilities
       (Increase) decrease in accounts receivable                                                   (115,827)         (33,820)
       (Increase) decrease in deposits paid, prepayments and other receivables                        91,027         (808,821)
        Increase (decrease) in accounts payable, deposits and accrued liabilities                    102,334        1,287,129
        Increase (decrease) in income taxes payable                                                   45,679               --
-----------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                                    1,271,907        1,724,500
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Purchase of fixed assets                                                                             (391)              --
-----------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                                             (391)              --
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Related party repayments                                                                       (1,462,136)      (1,619,960)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) financing activities                                       (1,462,136)      (1,619,960)
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                    (190,620)         104,540

Cash and cash equivalents, beginning of period                                                       269,740          165,200
                                                                                                 ----------------------------

Cash and cash equivalents, end of period                                                         $    79,120          269,740
                                                                                                 ============================

Cash paid for interest and income taxes                                                          $        --               --

Supplemental disclosure of noncash investing and financing activities:
  Dividends netted against outstanding loans to shareholders                                     $ 1,410,256               --
                                                                                                 ============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(formerly known as Interactive Marketing Technology, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in U.S. dollars)

--------------------------------------------------------------------------------

1.    BUSINESS FORMATION AND OPERATIONS

China Entertainment Group, Inc. (formerly known as Interactive Marketing Technology, Inc. and referred to herein as "CGRP"), was incorporated in Nevada on August 14, 1997 with limited liability.

On November 17, 2004, CGRP completed a merger (the "Merger") with Metrolink Pacific Limited ("MPL"), an International Business Company organized to do business under the laws of the British Virgin Islands ("BVI"), whereby MPL agreed to transfer all of its issued and outstanding shares in exchange for 109,623,006 shares of common stock of CGRP. As a result of the Merger, MPL became a wholly-owned subsidiary of CGRP and the sole stockholder of MPL, Imperial International Limited ("Imperial"), received an aggregate number of shares of CGRP common stock representing approximately 85% of the total number shares of CGRP's common stock outstanding after the Merger. In addition, the Board and management of CGRP are now controlled by members of the Board of Directors and management of Imperial prior to the merger.

Accordingly, the Merger has been accounted for as a reverse acquisition, with MPL being the accounting parent and CGRP being the accounting subsidiary. The consolidated financial statements include the operations of CGRP, the accounting subsidiary, from the date of acquisition. Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of MPL, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the Merger (November 17, 2004) on their historical basis and the inclusion of the accounting subsidiary's results of operations from that date. Additionally, CGRP adopted the December 31 fiscal year end of the accounting parent, effective December 24, 2004.

To effect the reverse acquisition and comply with the terms of the Merger, the Company effectuated a reverse split of its issued and outstanding common stock on a 1.69 to 1 basis, increased the authorized number of shares of its common stock, $0.001 par value per share, from 60,000,000 to 200,000,000, and changed its name to China Artists Agency, Inc. (now known as China Entertainment Group, Inc.). The Company's articles were amended with the State of Nevada on December 21, 2004. On June 27, 2005, the Company's Board of Directors authorized a name change to China Entertainment Group, Inc. The Company's articles were amended with the State of Nevada on August 4, 2005.

MPL was organized on September 10, 2004, for the purpose of reorganizing the group structure of its intermediate holding company, Together Again Limited
("TAL"). Prior to the incorporation of MPL, the current operations of the company were conducted through TAL (the "predecessor entity"). The reorganization of TAL's group structure was completed in October 2004 by transferring certain assets and liabilities employed in the operation of the principal activity of TAL ("the Business") to Metrolink Global Limited ("MGL"), a company incorporated in the British Virgin Islands in consideration of the HK$3,645,820, satisfied by (a) the allotment and issue by 99 MGL ordinary shares to MPL, the immediate holding company of MGL; (b) the allotment and issue by MPL to Imperial of 99 MPL ordinary shares; and (c) the allotment and issue of 98 ordinary shares of Imperial to TAL, each issued and credited as fully paid; (d) allotment of 20 ordinary shares of MPL to Imperial as consideration for acquiring the entire issued share capital of China Star Management Limited ("CSML") and Anglo Market International Limited ("AMIL") each issued and credited as fully paid. At the same time, the Company entered into several deeds of novation with MGL for completion of the transfer of the Business as follows:
(i) deed of novation in relation to amounts paid by CSML on behalf of the Company; (ii) deed of novation in relation to artist contract entered by the Company; and (iii) deed of novation in relation to professional fees contracted to be paid by the Company.

Since MPL succeeded to substantially all of the business and operations of TAL and its own operations prior to the succession were insignificant relative to the operations assumed/acquired in the reorganization, the historical financial statements of MPL's predecessor entity become those of MPL.

The Company, through its wholly-owned subsidiaries, is engaged in the provision of artist management services.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and unless the context otherwise requires, references to the "Company" shall collectively refer to both CGRP and MPL, including all of its subsidiaries (see Note 2).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MPL. All significant intercompany transactions and balances have been eliminated in consolidation. MPL's wholly-owned subsidiaries include China Star Management Limited ("CSML"), Anglo Market International Limited ("AMIL"), and Metrolink Global Limited ("MGL"). The principal activities of MPL's subsidiaries are the provision of artist management services.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those required.

Related party transaction - Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties (see Note 3).

Fair value of financial instruments - The Company considers the carrying amount of cash, accounts receivable and accounts payable, deposits paid and received, other receivables and payables, and amounts due to and from related parties to approximate fair values due to their short maturities.

Concentration of credit risk - The Company is subject to certain concentrations of credit risk as follows:

      o Due to accounts receivable - The balance in trade receivables at December 31, 2004 includes 3 customers that each accounted for more than 10% of the total accounts receivable balance.

      o Due to revenues and major customers - All of the Company's revenues were generated by 4 artists, that each accounted for more than 10% of its revenues.

      o Due to geographic sales - The Company's percentage of revenues by geographic area follows:

                                                       2004         2003
                                                    ------------ ------------
      People's Republic of China                             8%           1%
      Hong Kong                                             91%          97%
      United States of America                               1%          --
      Others                                                --            2%
                                                    ------------ ------------
                                                          100 %         100%
                                                    ============ ============

Earnings per share - Basic earnings per share ("EPS") is computed by dividing net earnings (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed by dividing net earnings (numerator) by the weighted average number of common shares outstanding plus dilutive common stock equivalents. There was no common stock equivalents for any of the periods presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123) and SFAS 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options issued or outstanding as of December 31, 2004.

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost would be recognized in the Company's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost would be recognized for warrants and options granted to non-employees for services provided. There were no options or warrants granted for the period presented.

Foreign currency translation - The reporting currency of the Company is United States dollars ("US$"). The functional and reporting currency of the Company's subsidiaries is their local currency, Hong Kong dollars. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the stockholders' equity statement. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the financial statements.

Cash and cash equivalents - Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Fixed assets - Fixed assets consist of furniture, fixtures and equipment and are stated at cost less accumulated depreciation. The Company records depreciation using accelerated methods over an estimated useful life of five years. Depreciation expense for the year ended December 31, 2004 was $118 (2003: $105). Gains or losses on disposal of fixed assets are included in the income statement based on the difference between the net sales proceeds and the carrying amount of the relevant asset. Repairs and maintenance are expensed as incurred.

Impairment of long-lived assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

Revenue recognition and provisions for losses - Service fee income from provision of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company presents its revenue on a net basis as it acts as an agent for the artists. Revenues on a gross basis for the year ended December 31, 2004 were approximately $7,176,000 (2003: $6,398,000).
Provisions for losses are determined on the basis of loss experience and current economic conditions. These financial statements do not include any provision for losses.

Advertising costs - Advertising costs are expensed as incurred. The advertising costs for the year ended December 31, 2004 was $673 (2003: $488).

Income taxes - The Company has adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2004 and 2003.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Recent Accounting Pronouncements - The Financial Accounting Standards Board issued the following pronouncements during 2004, none of which are expected to have a significant affect on the Company's consolidated financial statements:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement does not affect the Company.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The adoption of this statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. The adoption of this statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. The adoption of this statement does not affect the Company.

3.    RELATED PARTY TRANSACTIONS

Amounts due from (to) related parties are unsecured, interest-free and due on demand. The following table summarizes significant related party transactions as of December 31, 2004:

                                                                                              Consolidated
                                   Nature of relationship            Description of          Balance Sheet
        Related party                   and control                   transaction               Balances
------------------------------- ----------------------------- ----------------------------- -----------------
Colima Enterprises              Ultimate holding company      Funds transferred between     $       526,278
Holdings, Inc.                                                entities for working
                                                              capital purposes

Together Again Limited          Intermediate holding          Amount receivable in                  556,639
                                company, 51% owned by         relation to service income
                                Colima and 49% owned by       and funds transferred
                                China Star Entertainment      between entities for
                                Limited                       working capital purposes
                                                                                            ---------------
                                                                                                  1,082,917
                                                                                            ===============

Imperial International          Intermediate holding          Funds transferred between            (680,002)
Limited                         company, ultimately           entities for working
                                owned by Colima               capital
                                                              purposes

China Star HK Distribution      Related company,              Amount receivable in               (1,097,909)
Limited                         subsidiaries of China Star    relation to service income
                                Entertainment Limited         and funds transferred
                                which owns 49% of TAL         between entities for
                                and Colima owns 51%           working capital purposes
                                                                                            ---------------
                                                                                            $    (1,777,911)
                                                                                            ===============

Related party amounts included in the Consolidated Income Statement for the periods presented include the following:

                              Nature of relationship        Description of
       Related party                and control               transaction            2004              2003
---------------------------- -------------------------- ------------------------
China Star HK                Related company,           Service income, net
Distribution Limited         subsidiaries of China
                             Star Entertainment
                             Limited which owns
                             49% of TAL and
                             Colima owns 51%                                     $  2,208,846      $     12,500
                                                                                 ==============================

China Star                   Related company, owns      Management fee paid
Entertainment Limited        49% of TAL and
                             Colima owns 51% of
                             TAL                                                 $    107,693      $    107,693
                                                                                 ==============================

China Star Laser Disc        Related company,           Management fee paid
Company Limited              subsidiaries of China
                             Star Entertainment
                             Limited which is
                             ultimately owned 49%
                             with Colima                                         $    507,692      $    507,692
                                                                                 ==============================

One Hundred Years of         Related company,           Service income, net
Film Company Limited         subsidiaries of China
                             Star Entertainment
                             Limited which is
                             ultimately owned 49%
                             with Colima                                                   --      $    981,026
                                                                                 ==============================

S & W Entertainment          Related company,           Service income, net
Limited                      subsidiaries of China
                             Star Entertainment
                             Limited which is
                             ultimately owned 49%
                             with Colima                                                   --      $  1,124,650
                                                                                 ==============================

4.    DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid [1]          $     2,832,162
Prepayments                          1,906
Other receivables                    2,200
                           ---------------
                                 2,836,268
                           ===============

[1] Deposits paid represent amounts paid per a signed contract with various famous artists. As the services are performed, the amount is recognized as services charges on the proportion of number of performances performed to the total number of pe rformances contracted. The contract periods range from one year to three years and the artists are liable to provided services for a fixed number of performances.

5.    ACCRUALS, DEPOSITS RECEIVED AND OTHER PAYABLES

Accruals [1]                   $       437,884
Deposits received [2]                1,650,511
Other payables                         174,641
                               ---------------
                                     2,263,036
                               ===============

[1] Accruals primarily consist of the following: accrued services charges ($204,726) and accrued professional fees ($207,461).

[2] Deposits received represent amounts advanced from customers for artist performance in advertisement, drama, films and concerts. As the services are performed, the amount is reclassified and recognized as revenues. The contract period ranges from one year to three years and the performances contracted were either fixed in term of number of performance or in periods to be performed.

6. INCOME TAXES

Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong. A reconciliation of the provision for Hong Kong profits follows:

                                                                2004                              2003
                                                     ----------------------------------------------------------
                                                          $                 %             $                 %
                                                     ----------------------------------------------------------
Net earnings before tax                               1,274,294             100       1,279,907             100
                                                     ==========================================================

Provision for Hong Kong profits tax                    (223,002)          (17.5)       (223,984)          (17.5)

Tax effect of loss incurred at the company level        (38,552)           (3.0)        (19,518)           (1.5)

Tax effect of income not taxable in determining
taxable profits                                              16              --               4              --

Tax effect of expenses not deductible in
determining taxable profits                                 (73)             --             (18)             --

Tax effect of unrecognized temporary differences             84              --              --              --

Tax effect of tax loss utilized                         135,809            10.6         243,516            19.0
                                                     ----------------------------------------------------------

Provision for income taxes                             (125,718)           (9.9)             --              --
                                                     ==========================================================

7.    STOCKHOLDERS' EQUITY

Common stock

Prior to and in connection with the Merger, the Company had the following common stock related activity:

      o On November 12, 2004, 575,000 shares of common stock were canceled due to non-performance.

      o On November 12, 2004, 2,000,000 shares of common stock were issued to two former officers and directors for debt consisting of $417,733, resulting in a reduction in $266,142 in accrued expenses, $26,902 in shareholder loans, and $124,689 in notes payable due to shareholders. Other liabilities of the legal acquirer of $70,315 (accruals) and $110,899 (accounts payable) existing prior to Merger were assumed by All-Star Marketing, Inc., a newly formed entity with the State of Nevada on December 13, 2004, and controlled by the former president of the Company prior to the Merger, by means of a pro-rata dividend to the Company's shareholders of record on December 10, 2004.

      o On November 15, 2004, the Board of Directors of the Company approved a reverse split of the Company's issued and outstanding common stock at 1.69 to 1. All share and per share information has been retroactively adjusted to reflect the reverse stock split. Additionally, to comply with the terms of the Merger for the issuance of 109,623,006 shares of the Company's common stock, the Company increased the authorized shares of its common stock from 60,000,000 to 200,000,000.

      o In connection with the Merger, in addition to the 109,623,006 new shares of the Company's common stock issued to effectuate the reverse merger transaction, the Company issued 3,507,937 and 6,809,522 new shares of the Company's common stock to Emerging
            Growth Partners, Inc. and Orient Financial Services Limited, respectively, unrelated parties, for services provided in relation to the exchange.

      o In connection with the Merger, all previously issued stock options (750,000 pre-split) outstanding were forfeited.

Dividends

There were no dividends declared or paid by the Company. CSML, a wholly-owned subsidiary of MPL, paid an interim dividend of $1.41 per share ($1,410,256) as a non-cash financing activity by netting the dividend payment against related party balances.

8.    COMMITMENTS AND CONTINGENCIES

Operating lease - The Company leases office space under a non-cancelable operating lease through August 31, 2006 at $3,532 per month. At December 31, 2004, future minimum rental payments due under operating leases were as follows:

2005                   $       42,342
2006                           28,228
                       --------------
                               70,570
                       ==============

SEC Filings - The Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and is delinquent in filing its annual report on Form 10-KSB for the period ended December 31, 2004 and its quarterly reports on Form 10-QSB for the quarterly periods ending in 2005. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

9.    SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. MPL's wholly-owned subsidiaries are as follows: Anglo Market International Limited ("AMIL"), China Star Management Limited ("CSML"), and Metrolink Global Limited ("MGL"). The principal activities of MPL's subsidiaries are the provision of artist management services. The "other" column represents unallocated corporate-related costs of the parent company.

The Company's segment information follows:

2004:                        AMIL             CSML               MGL             OTHER            Total
----------------------------------------------------------------------------------------------------------
Revenues, net           $    535,170        2,064,551               --                --         2,599,721
Net earnings/losses     $    516,139          843,744           (3,846)         (207,461)        1,148,576
Total assets            $    318,072        2,971,822          889,303                --         4,179,197


2003:                        AMIL             CSML               MGL             OTHER            Total
----------------------------------------------------------------------------------------------------------
Revenues, net           $     71,806         2,338,676               --               --        2,410,482
Net earnings/losses     $   (111,531)        1,391,438               --               --        1,279,907
Total assets            $    518,846         4,019,478               --               --        4,538,324

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On June 24, 2005, the Company's board of directors elected to retain Clancy and Co., P.L.L.C., ("Clancy") as its independent registered public accounting firm and to dismiss Malone & Bailey, PC ("Malone"). The decision to change independent registered public accounting firm was recommended by the Company's board of directors.

Malone audited the Company's financial statements for the fiscal years ended February 29, 2004 and February 28, 2003, and reviewed the Company's unaudited financial statements through the quarter ended November 30, 2004. The Company engaged Clancy audit the Company's financial statements for the fiscal year ended December 31, 2004. Clancy was not involved in any way with the review of the unaudited financial statements for the quarter ended November 30, 2004, nor involved in any way with the audits of the Company's fiscal years ended in 2003 and 2004.

The reports of Malone for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Malone for the fiscal year ended February 29, 2004 and February 28, 2003 were qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and the period from the end of the most recently completed fiscal year through June 24, 2005, the date of resignation, there were no disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Malone & Bailey would have caused it to make reference to such disagreements in its reports.

The change in the Company's auditors was recommended and approved by the board of directors of the Company since the Company does not have an audit committee.

During the two most recent fiscal years and subsequent interim period, the Company did not consult with Clancy, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.       INTERNAL CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of the Company's management, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures under the Securities Exchange Act of 1934, as of the end of period covered by this report ("Evaluation Date"). Based on this evaluation, the Company's management concluded, as of the Evaluation Date, that the Company's disclosure controls and procedures such that material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period was effective. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(b) There were no changes in our Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

On December 24, 2004, Mr. Marty Goldrod, the Company's former sole officer and director prior December 24, 2004, resigned pursuant to the terms of the Agreement. His resignation was not due to any disagreement with the Registrant as to any of its operations, policies or procedures.

The Registrant's new board of directors has not yet appointed principal officers following the change in control transaction described herein. However, the Registrant undertakes herewith to disclose the required information for each such officer. In connection with closing described above, Ms. Chen Ming Yin, Tiffany and Mr. Tang Chien Chang have been named as directors of the Company, effective December 24, 2004. The new members of the board of directors of the Company have not yet been named to any board committees.

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of December 29, 2005. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. While the directors are elected in this manner, the Company has entered into Compensation Agreements with certain of its directors, which provide compensation for these directors over a period of two years. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name                             Age        Position(s)
-------------------------    ---------      ------------------------------------
Ms. Chen Ming Yin Tiffany        48         Director
Mr. Tang Chien Chang             47         Director and Chief Executive Officer
Ms. Dorothy Wong                 39         Chief Accounting Officer

Biographies of Directors and Executive Officers

TIFFANY CHEN MING YIN, 48, Director. Ms. Chen has produced a number of blockbuster films and is the vice chairman and executive director of two Hong Kong listed companies in the entertainment and multi-media industries. She has over 15 years of experience in the industries. Ms. Chen is not an officer or director of any other U.S. reporting company.

TANG CHIEN CHANG, 47, Director and Chief Executive Officer. Mr. Tang has been self-employed as a businessman and investor in the entertainment industry for at least the last five years. Mr. Tang is not an officer or director of any other U.S. reporting company.

DOROTHY WONG, 39, Chief Accounting Officer (Principal Accounting Officer). Ms. Wong received her degree in Accountancy from City Polytechnic University in 1990. She is member of the Hong Kong Institute of Certified Public Accountants. She is the Financial Controller and Company Secretary of China Star Entertainment Limited ("China Star"), a shareholder of the Company. She joined China Star in 2001. Prior to her employment with China Star, she worked with an international accounting firm for over 10 years.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

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

Audit Committee and Independent Directors

As the Company believes that our Board of Directors has the integrity and the resources to oversee the control of the operations of the Company, the Company did not establish an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)(2).

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission ( "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by the SEC to furnish us copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on the Company's review of copies of Forms 3, 4, and 5 filed with the Securities and Exchange Commission, (the "SEC") or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, shareholder Imperial International Limited, the current CEO and director Tang Chien Chang, and current director Tiffany Chen Ming Yin were subject to but have not filed the reports they are required to file under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Dorothy Wong at our principal office.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our directors. Except for those disclosed below, no other executive officers received compensation in excess of $100,000 during the year ended December 31, 2004. All figures are in US dollars.

                                                                       Long Term Compensation
                                                                       ----------------------
                         Annual Compensation                           Awards        Payouts
                         -------------------                           ------        -------
                                                                       Restricted
Name and                                               Other Annual    Stock         Options    LTIP     All Other
Principal Position         Year     Salary    Bonus    Compensation    Awards        /SARs      Payout   Compensation
------------------         ----     ------    -----    ------------    ------        -----      ------   ------------
Marty Goldrod (1),         2004       --       --       --             --            --         --       --
CEO and Director
                           2003       --       --       --             --            --         --       --
                           2002       --       --       --             --            --         --       --

Tiffany Chen Ming Yin,     2004    3,846       --       --             --            --         --       --
Director (2)

Tang Chien Chang,          2004       --       --       --             --            --         --       --
Director (3)


----------------

      (1) Mr. Goldrod resigned as CEO and Director in December 2004 in connection with the Share Exchange. There was no compensation paid to Marty Goldrod during the year. The shares issued to Marty Goldrod was in relation to the amounts owed by the Company.

      (2) Ms. Chen was appointed as Director on December 24, 2004. For the year ended December 31, 2004, Ms. Chen received cash compensation of $3,846. No share-based compensation was received during the year ended December 31, 2004.

      (3) Mr. Tang was appointed as Director on December 24, 2004. For the year ended December 31, 2004, Mr. Tang did not receive any cash or share-based compensation.

Compensation of Directors

The Company has not entered into Director's Compensation Agreements with Ms. Tiffany Chen Ming Yin or Mr. Tang Chien Chang at this time.

Employee Retirement Plans, Long-Term Incentive Plans and Pension Plans

The Company does not have any long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Employment Agreements

The Company currently does not have any employment agreements with any of the Company's directors. The Company's subsidiary has a services agreement with Director, Ms. Tiffany Chen Ming Yin.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF DIRECTORS AND PRINCIPAL STOCKHOLDERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of December 29, 2005, the Company had a total of approximately 128,963,425 shares of Common Stock, which are the only issued and outstanding voting equity securities of the Company.

The following table sets forth, as of December 29, 2005: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of Common Stock beneficially owned, and the percentage of the Company's Common Stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                                                 Total Number of     Percentage
                                                                 Shares of           Ownership of
 Name, Address and Title                                         Common Stock        Common Stock (3)
-------------------------------------------------------          ---------------     ----------------
Tiffany Chen Ming Yin                                                      0 (1)                0%
Director
Unit 503C, 5/F, Miramar Tower
132 Nathan Road, Tsimshatsui
Hong Kong

Tang Chien Chang                                                           0 (1)                0%
Director, CEO
Unit 503C, 5/F, Miramar Tower
132 Nathan Road, Tsimshatsui
Hong Kong

Dorothy Wong                                                               0                    0%
Chief Accounting Officer
Unit 503C, 5/F, Miramar Tower
132 Nathan Road, Tsimshatsui
Hong Kong

All Directors and Executive Officers (3 persons)                           0                    0%

Other 5% or Greater Owners:

Imperial International Limited                                   109,623,006(2)             85.00%(2)
Unit 503C, 5/F, Miramar Tower
132 Nathan Road, Tsimshatsui
Hong Kong

Total of All Directors and Executive Officers and 5% or          109,623,006                85.00%
Greater Owners

----------------------

(1) Chen Ming Yin, Tiffany, is a direct 1.81% shareholder of China Star, which is an indirect 49% owner of Together Again Limited ("Together Again"). Tang Chien Chang is indirectly a 50% owner of Colima Enterprises Limited ("Colima"), a 51% owner of Together Again. Imperial International Limited is 100% owned by Together Again. Imperial International Limited owns approximately 85% of China Entertainment Group.

(2) Imperial International Limited is 100% owned by Together Again. Together Again is 51% owned by Colima, whose directors are Tang Chien Chang and Kim Min Sup, Mark. Colima is 50% owned by Stylish Century Enterprises, Inc., ("Stylish") whose director is Kim Min Sup, Mark; Stylish is 100% owned by Mantex Holdings Limited, whose owner and director is Kim Min Sup, Mark. Colima is 50% owned by Givon Enterprises Corp., ("Givon") whose director is Tang Chien Chang; Givon is 100% owned by Chartwell Overseas Limited ("Chartwell"), whose owner and director is Tang Chien Chang. Together Again is 49% owned by China Star, listed on the Main Board of The Stock Exchange of Hong Kong Limited. China Star is 1.81% owned directly by Ms. Chen Ming Yin, Tiffany; 11.89% owned by Porterstone Limited ("Porterstone"); 3.53% owned by Mr. Heung Wah Keung, and 3.56% owned by Dorest Company Limited ("Dorest"). Dorest is 100% owned by Glenstone Investments Limited ("Glenstone"); Glenstone is 40% owned by Mr. Heung Wah Kueng, and 60% owned by Porterstone.

(3)   Figures may vary slightly due to rounding.

Change in Control

During the fiscal year 2004, control of the China Entertainment Group shifted from its former owner to Imperial International Limited ("Imperial"). As per the Agreement dated November 17, 2004, the Company issued an aggregate of 109,623,006 shares of its restricted common stock (representing 85% of the fully diluted outstanding stock of outstanding China Entertainment Group's common stock giving effect to the issuance of Common stock pursuant to Section 1.02(a) and Section 3.01(q) of the Agreement) to the sole shareholder of MPL, Imperial, in exchange for 100% of the issued and outstanding shares of MPL capital stock. Thus, MPL became a wholly owned subsidiary of China Entertainment Group upon completion of the Share Exchange and China Entertainment Group became a
subsidiary  of  Imperial.  Other  than  the  above-described   transaction,  our
management is unaware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS:

Amounts due from (to) related parties are unsecured, interest-free and due on demand. Our director Tiffany Chen Ming Yin, is a direct 2.44% shareholder of China Star Entertainment Limited, ("China Star"), which is an indirect 49% owner of Together Again Limited ("Together Again"). Our Chief Executive Officer Tang Chien Chang is indirectly a 50% owner of Colima Enterprises Limited ("Colima"), a 51% owner of Together Again. Imperial International Limited is 100% owned by Together Again. Imperial International Limited owns approximately 85% of China Entertainment Group. The following table summarizes significant related party transactions involving the Company and China Star, Together Again, Colima and Imperial International Limited as of December 31, 2004:

       Related Party          Nature of Relationship      Description of Transaction        Consolidated
                                    and Control                                             Balance Sheet
                                                                                              Balances
Colima Enterprises           Ultimate Holding           Funds transferred between           $        526,278
Holdings, Inc. ("Colima")    Company                    entities for working capital
                                                        purposes

Together Again Limited       Intermediate holding       Amount receivable in relation                556,639
("TAL")                      company, 51% owned by      to service income and funds
                             Colima and 49% owned by    transferred between entities
                             China Star Entertainment   for working capital purposes
                             Limited
                                                                                            -----------------
                                                                                                   1,082,917
                                                                                            =================

Imperial International       Intermediate holding       Funds transferred between                   (680,002)
Limited                      company, ultimately        entities for working capital
                             owned by Colima            purposes

China Star HK                Related company,           Amount receivable in relation             (1,097,909)
Distribution Limited         subsidiaries of China      to service income and funds
                             Star Entertainment         transferred between entities
                             Limited which owns 49%     for working capital purposes
                             of TAL and Colima owns
                             51%
                                                                                            -----------------
                                                                                            $     (1,777,911)
                                                                                            =================

The following table summarizes significant related party transactions involving the Company and China Star as of December 31, 2003:

       Related Party          Nature of Relationship      Description of Transaction        Consolidated
                                    and Control                                             Balance Sheet
                                                                                              Balances
Beijing Creative Star        Related company,           Funds transferred between           $      1,602,169
International Advertising    subsidiaries of China      entities for working capital
Company Limited              Star Entertainment         purposes
                             Limited which owns 49%
                             of TAL and Colima owns
                             51%
Intelligent Star Technology  Related company,           Funds transferred between                     32,634
(Shenzhen) Limited           subsidiaries of China      entities for working capital
                             Star Entertainment         purposes
                             Limited which owns 49%
                             of TAL and Colima owns
                             51%
                                                                                            -----------------
                                                                                                   1,634,803
                                                                                            =================
China Star Entertainment     Related company, China     Amount payable in relation to             (2,827,024)
Limited                      Star Entertainment         management fee and funds
                             Limited owns 49% of TAL    transferred between entities
                             and Colima owns 51%        for working capital purposes

                                                                                            -----------------
                                                                                            $     (2,827,024)
                                                                                            =================


The following table summarizes the related party amounts included in the Company's Consolidated Income Statement for the periods presented:

                              Nature of relationship        Description of
       Related party                and control               transaction            2004              2003
---------------------------- -------------------------- ------------------------
China Star HK                Related company,           Service income, net
Distribution Limited         subsidiaries of China
                             Star Entertainment
                             Limited which owns
                             49% of TAL and
                             Colima owns 51%                                     $  2,208,846      $     12,500
                                                                                 ==============================

China Star                   Related company, owns      Management fee paid
Entertainment Limited        49% of TAL and
                             Colima owns 51% of
                             TAL                                                 $    107,693      $    107,693
                                                                                 ==============================

China Star Laser Disc        Related company,           Management fee paid
Company Limited              subsidiaries of China
                             Star Entertainment
                             Limited which is
                             ultimately owned 49%
                             with Colima                                         $    507,692      $    507,692
                                                                                 ==============================

One Hundred Years of         Related company,           Service income, net
Film Company Limited         subsidiaries of China
                             Star Entertainment
                             Limited which is
                             ultimately owned 49%
                             with Colima                                                   --      $    981,026
                                                                                 ==============================

S & W Entertainment          Related company,           Service income, net
Limited                      subsidiaries of China
                             Star Entertainment
                             Limited which is
                             ultimately owned 49%
                             with Colima                                                   --      $  1,124,650
                                                                                 ==============================

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

ITEM 13. EXHIBITS

 Exhibit
 Number           Description
 ------           -----------

2.1 Share Exchange Agreement dated November 17, 2004 by and among, inter alia, the Registrant, Metrolink Pacific, and the shareholders of Metrolink Pacific (1)

3.1(i)            Certificate of Amendment to Articles of Incorporation (1)

3.1(ii)           Articles of Amendment of Articles of Incorporation (2)

3.1(iii)          Articles of Incorporation  (3)

3.2               Bylaws (3)

13                Form 10-QSB for the Quarter Ended November 30, 2004 (4)

14                Code of Business Conduct and Ethics.

16                Letter on Change of Certifying Accountant (5)

21                List of Subsidiaries

31 Rule 13a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                Certification  of  the  Chief  Executive   Officer  and  Chief
                  Financial Officer pursuant to 18 U.S.C. Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1              Form 8-K Current Report filed on November 19, 2005 (6)

99.2              Schedule  14C  Definitive   Information   Statement  filed  on
                  November 30, 2004 (1)

---------------------

(1) Incorporated by reference from the Company's Schedule 14C filed on November 30, 2004.

(2) Incorporated by reference from the Company's Form 10-QSB filed on October 23, 2001.

(3) Incorporated by reference from the Company's Form 10-QSB filed on January 19, 2000.

(4) Incorporated by reference from the Company's Form 10-QSB filed on January 3, 2005.

(5)   Incorporated  by reference  from the Company's  Form 8-K filed on July 27,
      2005.

(6) Incorporated by reference from the Company's Form 8-K filed on November 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CHANGE OF AUDITOR

The Company `s preceding principal independent auditor was Malone & Bailey, PC ("Malone & Bailey"). It audited the Company's financial statements for the fiscal years ended February 29, 2004 and February 28, 2003, and reviewed the Company's unaudited financial statements through the quarter ended November 30, 2004. Effective June 24, 2005, we engaged Clancy and Co., P.L.L.C. ("Clancy and Co.") to audit the Company's financial statements for the fiscal year ended December 31, 2004. The following are the services provided and the amount billed.

AUDIT FEES

The aggregate fees billed by Malone & Bailey for professional services rendered for the review of the Company's unaudited financial statements through the quarter ended November 30, 2004 and the audit of the Company's annual financial statements for the year ended February 29, 2004 or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagements for those periods/years were $1,000, and $3,500, respectively.

The aggregate fees billed by the newly appointed auditor, Clancy and Co., was $30,000 for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for the year ended December 31, 2004.

TAX FEES

For the years ended December 31, 2004 and February 29, 2004, there were no fees billed for services for tax compliance, tax advice and tax planning work to the Company.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

                            [SIGNATURES PAGE FOLLOWS]

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 13, 2006               CHINA ENTERTAINMENT GROUP, INC.
                                       (Registrant)

                                       By: /s/ Tang Chien Chang
                                          --------------------------------------
                                          Tang Chien Chang
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
Signature                             Title                    Date
--------------------------------------------------------------------------------

/s/ Tiffany Chen Ming Yin
--------------------------            Director                 January 13, 2006
Tiffany Chen Ming Yin

--------------------------------------------------------------------------------
/s/ Tang Chien Chang
--------------------------            Director                 January 13, 2006
Tang Chien Chang

--------------------------------------------------------------------------------