Form 10QSB
period 2005-03-31
China Entertainment Group, Inc.
filed 2006-03-31
CIK 1096617

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                             --------------   ----------------

                         Commission File Number: 0-29019

                         CHINA ENTERTAINMENT GROUP, INC.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                       22-3617931
          ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        Unit 503C, Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-852-2313-1888
                          ----------------------------
                           (Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes [__]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes [__]   No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [__] No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 23, 2006, there were approximately 128,963,425 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [__]   No [X]

                            TABLE OF CONTENTS
                   TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR PERIOD ENDED MARCH 31, 2005

                                                                            PAGE
                                                                            ----

 PART I       FINANCIAL INFORMATION

 Item 1.      Financial Statements
                 Consolidated Balance Sheets                                   3
                 Consolidated Statements of Income                             4
                 Consolidated Statements of Cash Flows                         5
                 Condensed Notes to Consolidated Financial Statements          6
 Item 2.      Management's Discussion and Analysis or Plan of Operation       11
 Item 3.      Controls and Procedures                                         16

 PART II      OTHER INFORMATION

 Item 1.      Legal Proceedings                                               17
 Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     17
 Item 3.      Defaults Upon Senior Securities                                 17
 Item 4.      Submission of Matters to a Vote of Security Holders             17
 Item 5.      Other Information                                               17
 Item 6.      Exhibits and Reports on Form 8-K                                17

 Signatures                                                                   19

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                           CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                            MARCH 31, 2005

------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)                                           MARCH 31,         DECEMBER 31,
                                                                       2005                 2004
------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)         (AUDITED)
ASSETS
------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                        $     460,158      $       79,120
   Accounts receivable                                                    176,716             180,226
   Deposits paid, prepayments and other receivables                     2,340,591           2,836,268
   Amounts due from related companies                                   1,087,200           1,082,917
------------------------------------------------------------------------------------------------------
   Total current assets                                                 4,064,665           4,178,531

Fixed assets, net                                                             620                 666
------------------------------------------------------------------------------------------------------

Total Assets                                                        $   4,065,285      $    4,179,197
======================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
------------------------------------------------------------------------------------------------------
Current Liabilities
   Accounts payable and accrued liabilities                         $     222,473      $      166,376
   Accruals, deposits received and other payables                       2,016,179           2,263,036
   Bank loan and overdraft                                                 79,369                   -
   Amounts due to related companies                                     1,613,060           1,777,911
   Tax payable                                                             18,999              45,679
------------------------------------------------------------------------------------------------------
   Total current liabilities                                            3,950,080           4,253,002

Commitments and contingencies                                                   -                   -

Stockholders' Equity (Deficiency)
   Share capital: $0.001 par value; 200,000,000 shares
      authorized;                                                         128,963             128,963
        128,963,402 shares issued and outstanding
   Additional paid-in capital                                            (202,768)           (202,768)
   Retained earnings                                                      189,010                   -
------------------------------------------------------------------------------------------------------
   Total stockholders' equity / (deficiency)                              115,205            (73,805)
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity / (deficiency)           $   4,065,285      $   4,179,197
======================================================================================================



   The accompanying notes are an integral part of these condensed consolidated financial statements.






                CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


-------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
-------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)                                          2005              2004
-------------------------------------------------------------------------------------------------

Revenues, net                                                 $     458,956        $   1,200,491

Other revenue                                                           194                    6

General and administrative expenses                                (270,140)            (277,263)
-------------------------------------------------------------------------------------------------

Net earnings before income taxes                                    189,010              923,234

Provision for income taxes                                               --                   --
-------------------------------------------------------------------------------------------------

Net earnings                                                  $     189,010        $     923,234
=================================================================================================

Basic and diluted earnings per share                          $       0.001        $       0.008
=================================================================================================

Basic and diluted weighted shares outstanding                   128,963,402          119,940,465
=================================================================================================



 The accompanying notes are an integral part of these condensed consolidated financial statements.





                                         CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

-----------------------------------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)                                                                           2005              2004
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net earnings                                                                                     $       189,010   $       923,234
   Adjustments to reconcile net earnings to net cash flows provided by operating activities                    -                 -
   Depreciation                                                                                               46                26
   Changes in assets and liabilities
       (Increase) decrease in accounts receivable                                                          3,510           (39,886)
       (Increase) decrease in deposits paid, prepayments and other receivables                           495,676           361,804
        Increase (decrease) in accounts payable, deposits and accrued liabilities                       (190,760)         (871,413)
        Increase (decrease) in income taxes payable                                                      (26,679)                -
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                                          470,803           373,765
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from bank loan                                                                                79,369                 -
   Related party repayments                                                                             (169,134)         (549,757)
-----------------------------------------------------------------------------------------------------------------------------------
  NET CASH FLOWS USED IN FINANCING ACTIVITIES                                                            (89,765)         (549,757)
-----------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                         381,038          (175,992)

Cash and cash equivalents, beginning of period                                                            79,120           269,740
                                                                                                 ----------------  ----------------

Cash and cash equivalents, end of period                                                         $       460,158   $        93,748
                                                                                                 ================  ================


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                5

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------

STATEMENT OF INFORMATION FURNISHED
----------------------------------

The accompanying unaudited Consolidated Financial Statements of China Entertainment Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2004, filed with the Company's Annual Report on Form 10-KSB.


1. BUSINESS FORMATION AND OPERATIONS

China Entertainment Group, Inc. (formerly known as Interactive Marketing Technology, Inc. and referred to herein as "CGRP") was incorporated in Nevada on August 14, 1997 with limited liability.

On November 17, 2004, CGRP completed a merger (the "Merger") with Metrolink Pacific Limited ("MPL"), an International Business Company organized to do business under the laws of the British Virgin Islands ("BVI"), whereby MPL agreed to transfer all of its issued and outstanding shares in exchange for 109,623,006 shares of common stock of CGRP. As a result of the Merger, MPL became a wholly-owned subsidiary of CGRP and the sole stockholder of MPL, Imperial International Limited ("Imperial"), received an aggregate number of shares of CGRP common stock representing approximately 85% of the total number shares of CGRP's common stock outstanding after the Merger. In addition, the Board and management of CGRP are now controlled by members of the Board of Directors and the management of Imperial prior to the merger.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MPL. All significant intercompany transactions and balances have been eliminated in consolidation. MPL's wholly-owned subsidiaries include China Star Management Limited ("CSML"), Anglo Market International Limited ("AMIL"), and Metrolink Global Limited ("MGL"). The principal activities of MPL's subsidiaries are the provision of artist management services.

USE OF ESTIMATES - The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those required.

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

CONCENTRATION OF CREDIT RISK - The Company is subject to certain concentrations of credit risk as follows:

     o DUE TO ACCOUNTS RECEIVABLE - The balance in trade receivables at March 31, 2005 includes four customers that each accounted for more than 10% of the total accounts receivable balance.

     o DUE TO REVENUES AND MAJOR CUSTOMERS - All of the Company's revenues for the three months ended March 31, 2005 were generated by four artists, that each accounted for more than 10% of its revenues.

     o DUE TO GEOGRAPHIC SALES - The Company's percentage of revenues by geographic area follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                           2005         2004
                                                       ------------ ------------
                People's Republic of China                     10%           5%
                Hong Kong                                      87%          92%
                United States of America                        2%           1%
                Others                                          1%           2%
                                                      ------------ ------------
                                                              100%         100%
                                                      ============ ============

EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net earnings (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed by dividing net earnings (numerator) by the weighted average number of common shares outstanding plus dilutive common stock equivalents. There were no common stock equivalents for any of the periods presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

REVENUE RECOGNITION AND PROVISIONS FOR LOSSES - Service fee income from providing of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company presents its revenue on a net basis as it acts as an agent for the artists. Revenues on a gross basis for the three months ended March 31, 2005 were approximately $1,139,497 (2004:
$3,110,576). Provisions for losses are determined on the basis of loss experience and current economic conditions. These financial statements do not include any provision for losses.

ADVERTISING COSTS - Advertising costs are expensed as incurred. The advertising costs for the three months ended March 31, 2005 were immaterial to the overall financial statements.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES - The Company has adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. There are no deferred tax amounts at March 31, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS - There have been no recent accounting pronouncements that are expected to have a significant affect on the Company's consolidated financial statements.


3. RELATED PARTY TRANSACTIONS

Amounts due from (to) related parties are unsecured, interest-free and due on demand. The following table summarizes significant related party transactions:

                                                                                          MARCH 31,
                           NATURE OF RELATIONSHIP          DESCRIPTION OF                   2005
     RELATED PARTY              AND CONTROL                  TRANSACTION                (UNAUDITED)
------------------------ ---------------------------- ------------------------------- -----------------
Colima Enterprises       Ultimate holding company     Funds transferred between       $        526,278
Holdings, Inc.                                        entities for working capital
("Colima")                                            purposes

Together Again Limited   Intermediate holding         Amount receivable in relation            560,922
("TAL")                  company, 51% owned by        to service income and funds
                         Colima and 49% owned by      transferred between entities
                         China Star Entertainment     for working capital purposes
                         Limited
                                                                                      -----------------
                                                                                      $      1,087,200
                                                                                      =================

Imperial International   Intermediate holding         Funds transferred between       $       (678,079)
Limited                  company, ultimately owned    entities for working capital
                         by Colima                    purposes

China Star HK            Related company,             Amount receivable in relation           (934,981)
Distribution Limited     subsidiary of China Star     to service income and funds
                         Entertainment Limited,       transferred between entities
                         which owns 49% of TAL        for working capital purposes
                         together with Colima,
                         which owns 51% of TAL
                                                                                      -----------------
                                                                                      $     (1,613,060)
                                                                                      =================







SIGNIFICANT RELATED PARTY AMOUNTS INCLUDED IN THE CONDENSED CONSOLIDATED INCOME
STATEMENT FOR THE PERIODS PRESENTED INCLUDE THE FOLLOWING:


                           NATURE OF RELATIONSHIP              DESCRIPTION OF          THREE MONTHS ENDED
      RELATED PARTY              AND CONTROL                    TRANSACTION                  MARCH 31
-------------------------- ---------------------------- --------------------------- ---------------------------

                                                                                        2005            2004
                                                                                    (Unaudited)     (Unaudited)

China Star HK              Related company,             Service income, net
Distribution Limited       subsidiary of China Star
                           Entertainment Limited
                           which owns 49% of TAL
                           together with Colima,
                           which owns 51% of TAL                                    $    377,821   $  1,061,154
                                                                                    ============   ============

China Star Entertainment   Related company, owns 49%    Management fee paid
Limited                    of TAL together with
                           Colima, which owns 51% of
                           TAL                                                      $     26,923   $     26,923
                                                                                    ============   ============

China Star Laser Disc      Related company,             Management fee paid
Company Limited            subsidiary of China Star
                           Entertainment Limited,
                           which owns 49% of TAL
                           together with Colima,
                           which owns 51% of TAL                                    $    126,923   $    126,923
                                                                                    ============   ============


4. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid [1]                $    2,335,200
Prepayments                               2,478
Other receivables                         2,913
                                ----------------
                                      2,340,591
                                ================

[1] Deposits paid represent amounts paid per a signed contract with various famous artists. As the services are performed, the amount is recognized as services charges on the proportion of number of performances performed to the total number of performances contracted. The contract periods range from one year to three years, and the artists are required under such contracts to provide services for a fixed number of performances.


5. ACCRUALS, DEPOSITS RECEIVED AND OTHER PAYABLES

Accruals [1]                    $       270,309
Deposits received [2]                 1,571,229
Other payables                          174,641
                                ----------------
                                      2,016,179
                                ================

[1] Accruals primarily consisted of the following: accrued service charges ($150,259) and accrued professional fees ($102,821).

[2] Deposits received represent amounts advanced from customers for artist performance in advertisement, drama, films and concerts. As the services are performed, the amount is reclassified and recognized as revenues. The contract periods range from one year to three years and the performances contracted were either fixed in terms of number of performances or in periods to be performed.

6. COMMITMENTS AND CONTINGENCIES

Operating lease - The Company leases office space under a non-cancelable operating lease through August 31, 2006 at $3,528 per month. At March 31, 2005, future annual minimum rental payments due under operating leases were as follows:


2006                     $       42,342
2007                             17,642
                         ---------------
                                 59,984
                         ===============

SEC Filings - The Company has failed to timely comply with its period reporting obligations imposed upon it by the Securities Exchange Act of 1934. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.


7. SEGMENT INFORMATION

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


The Company's segment information follows:

THREE MONTHS ENDED MARCH 31,               AMIL          CSML            MGL             TOTAL
2005:
----------------------------------------------------------------------------------------------------
Revenues, net                       $        42,563        416,393              --          458,956
Net earnings/(losses)               $        38,522        154,334          (3,846)         189,010
Total assets                        $       146,998      2,949,615         968,672        4,065,285


THREE MONTHS ENDED MARCH 31,               AMIL          CSML            MGL             TOTAL
2004:
----------------------------------------------------------------------------------------------------

Revenues, net                       $        11,900      1,188,591              --        1,200,491
Net earnings/(losses)               $       (34,751)       957,985              --          923,234
Total assets                        $       476,252      2,149,957              --        2,626,209


8. SUBSEQUENT EVENTS - COMMON STOCK TRANSACTIONS

During the quarter ended September 30, 2005, the Company's Board of Directors approved the cancellation of 4,809,522 shares of common stock previously issued to Orient Financial Services Limited, an unrelated party, for services provided in connection with the Company's merger agreement in November 2004 (see Note 1). These shares were subsequently re-issued in November 2005 in the name of Emerging Growth Partners, Inc., an unrelated party, pursuant to an Advisory Services Agreement dated June 10, 2005 and to Sandy Lang, a former officer, pursuant to a verbal agreement reached in May 2005 (the "Verbal Agreement"). Under the Verbal Agreement, in exchange for the shares issued to him, Mr. Lang agreed to settle, forebear to litigate, and release any and all actions or claims (whether directly or indirectly and in whichever jurisdiction) that he has or may have against the Company arising out of, in connection with, or leading to the Merger described in Note 1 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRES THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTEE THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

INTRODUCTION

China Entertainment Group, Inc. (together with our direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires) (the "Company") is a multi-faceted entertainment company with historically profitable operations in film, television, print and music artist management fees comprised of talent development fees, artist casting, booking and brokering commissions, and artist promotional fees. In addition, as a result of managing nearly every major film and television celebrity in southern China, the Company has recently leveraged its talent under contract to penetrate the lucrative casino gaming industry's marketing and promotional business throughout Southern China and Macau. Casino marketing, promotional and junket services are performed by independently operated Asian companies. The recent shift by management to focus the Company's efforts towards becoming the leading casino marketing and promotional service provider in southern China and Macau represents the Company's greatest opportunity for rapid growth. Lastly, the Company plans to leverage its entertainment industry clout and experience to develop a global media company targeting nearly every demographic in the southern China region, with a focus on feature film co-production and development, broadcast television media, advertising and licensing ventures, film library acquisition and artist management. Our Company's Board of Directors and management team is comprised of senior management from the group headed by China Star Entertainment Limited ("China Star", together with its subsidiaries "China Star Group"), a Hong Kong listed company and one of the largest media companies in Asia.

As of March 31, 2005, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services. We plan to form new subsidiaries to operate our new businesses in casino marketing and film co-production.

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

Through our then wholly owned subsidiary, IMT's Plumber, Inc., we produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued during fiscal 2001. In May 2002, we discontinued our former business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter our former business of direct marketing of proprietary consumer products in the United States and worldwide.

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

On November 17, 2004, the Board also approved, subject to shareholder approval, amendments to our Articles of Incorporation to change our corporate name ("Name Change") from Interactive Marketing Technology, Inc. to China Artists Agency, Inc. ("China Artists"), and to increase the authorized common stock of the Company to 200,000,000 shares (the "Authorized Share Increase"). On that same date, and also subject to shareholder approval, the Board approved a 1 for 1.69 reverse stock split to accommodate the terms of the Agreement (the "Reverse Split"), and a spin-off of the Company's existing business, including its assets and liabilities, into a Nevada corporation formed as the Company's wholly owned subsidiary into a separate public company by means of pro-rata share dividend (the "Spin-off").

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

On November 17, 2004, the Company, as contemplated under the Agreement, issued an aggregate of 109,623,006 shares of its common stock to Imperial, the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock transferred to China Artists by Imperial at the closing (the "Share Exchange"). The acquisition of the 100% interest includes MPL's interests in its subsidiaries, Anglo Market International Limited, China Star Management Limited, and Metrolink Global Limited (hereinafter MPL and its subsidiaries are collectively referred to as the "Metrolink Group"). Upon completion of the Share Exchange, MPL became the Company's wholly owned subsidiary and China Artist's former owner subsequently transferred control of China Artists to Imperial. We relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended, (the "Act") in regards to the shares that we issued pursuant to the Share Exchange. We believe this offering qualified as a "business combination" as defined by Rule 501(d). Reliance on Rule 506 requires that there are no more than 35 non-accredited purchasers of securities from the issuer in an offering under Rule 506. MPL represented to us that it had one stockholder who certified that it was an `accredited investor' as defined in Rule 501(a) of Regulation D. MPL also represented to us that there had been no advertising or general solicitation in connection with this transaction. The Company's Certificate of Amendment to our Articles of Incorporation to effect the Name Change, the Reverse Split, and the Authorized Share Increase was filed with the Nevada Secretary of State and became effective on December 21, 2004. Concurrent with Name Change, Reverse Split and Authorized Share Increase, the Company also obtained a new stock symbol, "CAAY", and a new CUSIP Number. The new stock symbol and CUSIP number also became effective on December 21, 2004.

The Spin-off, which was approved by both the Board and the majority shareholders prior to the closing of the Agreement, resulted in the formation of a separate public company, All Star Marketing, Inc. ("All Star"). All Star is a Nevada corporation and it was formed as a wholly owned subsidiary of the Company. The Spin-off was satisfied by means of a pro-rata share dividend to the Company's shareholders of record as of December 10, 2004. The purpose of the Spin-Off was to allow the subsidiary to operate as a separate public company and raise working capital through the sale of its own equity. This allows our management to focus exclusively on our business after the Share Exchange, while at the same time, allowing the spun-off company to have greater exposure by trading as an independent public company. Additionally, the shareholders and the market can more easily identify the results and performance of the Company as a separate entity from that of All Star.

On June 27, 2005, the Company's Board of Directors and the Company's majority shareholder approved and authorized a name change to China Entertainment Group, Inc. The Certificate of Amendment to our Articles of Incorporation to effect our name change to China Entertainment Group, Inc. was filed with the Nevada Secretary of State and became effective on August 4, 2005. Concurrent with Name Change, we also obtained a new stock symbol, "CGRP", and a new CUSIP Number. The new stock symbol and CUSIP number became effective on August 9, 2005.

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are issued and outstanding as of March 23, 2006. We are currently not authorized to issue preferred stock.

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

Revenue recognition and provision for losses:

Service fee income from provision of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company presents its revenue on a net basis as it acts as an agent for the artists. Provisions for losses are determined on the basis of loss experience and current economic conditions. In the event that our receivables became uncollectible after exhausting all available means of collection, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to income, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

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

The Company has failed to timely comply with its period reporting obligations imposed upon it by the Securities Exchange Act of 1934. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.


RESULTS OF OPERATIONS

General results of operations for the three months ended March 31, 2005 compared to March 31, 2004 are summarized as follows:


Three Months Ended March 31:                 2005          2004        Change
-------------------------------           ----------    ----------    --------

Revenues                                  $  459,150    $1,200,497     (61.8)%
General and Administrative expenses          270,140       277,263      (2.6)%
                                          ----------    ----------
Net Earnings before income taxes             189,010       923,234     (79.5)%
Provision for income taxes                        --            --         --%
                                          ----------    ----------
Net Earnings                                 189,010       923,234     (79.5)%

REVENUES

Our consolidated revenues decreased 61.8% to $459,150 for the three months ended March 31, 2005 from $1,200,497 for the same period in 2004. The decrease in consolidated revenues was a result of the decreased number of performances by our artists. Rampant piracy and the downturn in the number of Hong Kong made movies affected the overall revenues of all movies in Hong Kong. Accordingly, movies investors were more cautious in producing movies, thereby decreasing the opportunities available for the performances of our artists.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2005 decreased $7,123, or 2.6%, to $270,140 compared to $277,263 for the same period in 2004. General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The fluctuation was insignificant.

PROVISION FOR INCOME TAXES

The provision for income taxes represents the aggregate taxes provided on the assessable profits for the consolidated entities. No provision of income taxes was provided for the three months ended March 31, 2005 and 2004, because no income tax was required under the local jurisdiction at where the income was derived and there was losses brought forward from previous years which can be utilized to offset the assessable profits for the period ended 31 March 2005 and 2004, respectively.

NET EARNINGS

Net earnings before income taxes for the three months ended March 31, 2005 decreased $734,224, or 79.5%, to $189,010 compared to $923,234 for the same period in 2004. The decrease in net earnings resulted from a 61.8% decrease in revenues, which directly impacted our overall net earnings.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31:                     2005        2004      CHANGE
-----------------------------------------------------------------------------

Net cash provided by operating activities      $470,803     373,765      26.0%

Net cash used in investing activities          $     --          --       --%

Net cash used in financing activities          $ 89,765     549,757     (83.7)%


LIQUIDITY

Our working capital at March 31, 2005 was $114,585. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the three months ended March 31, 2005, net cash flows provided by operating activities was $470,803 (2004: $373,765) primarily resulted from net earnings from operations and decreases in deposits paid and deposits received in connection with the provision of artist management services.

CASH FLOWS FROM INVESTING ACTIVITIES:

For the three months ended March 31, 2005 and 2004, there were no activities related to investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash flows used in financing activities for the three months ended March 31, 2005 was $89,765, which was mainly used for repayments to certain related parties and was partially financed by an increase in our bank loan. Net cash flows used in financing activities for three months ended March 31, 2004, was $549,757, representing repayments to certain related parties.

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

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during the periods presented. The countries in which the Metrolink Group conducts the majority of its operations, which include Hong Kong, PRC and the United States, were subject to moderate degree of inflations.

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


ITEM 3.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls. Other than as mentioned above, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Reference is made to the Current Report on Form 8-K filed January 3, 2005 as to the Registrant's change in management and acquisition of business operations of its newly-acquired subsidiary. Reference is also made to the Registrant's Current Report on Form 8-K filed January 27, 2005.

         There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number          Description
-------         -----------

2.1 Share Exchange Agreement dated November 17, 2004 by and among, inter alia, the Registrant, Metrolink Pacific, and the shareholders of Metrolink Pacific (1)

3.1(i)          Certificate of Amendment to Articles of Incorporation (1)

3.1(ii)         Articles of Amendment of Articles of Incorporation (2)

3.1(iii)        Articles of Incorporation (3)

3.1 (iv)        Articles of Merger (3)

3.2             Bylaws (3)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Accounting Officer (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    --------------------------------------------
    (1) Incorporated by reference from the Company's Schedule 14C Information Statement filed on November 30, 2004.

    (2) Incorporated by reference from the Company's Form 10-QSB Quarterly Report filed on October 23, 2001.

    (3) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on January 19, 2000.


(b) Reports on Form 8-K filed during the three months ended March 31, 2005:

     1. 8-K        January 3, 2005
     2. 8-K        January 27, 2005




                            [SIGNATURES PAGE FOLLOWS]

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006       CHINA ENTERTAINMENT GROUP, INC.
                                     (Registrant)


                            By: /s/ Tang Chien Chang
                                ---------------------------------------
                                Tang Chien Chang
                                Chief Executive Officer