Form 10QSB
period 2005-06-30
China Entertainment Group, Inc.
filed 2006-04-28
CIK 1096617

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-29019

                         CHINA ENTERTAINMENT GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                 22-3617931
                ------                                 ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

        UNIT 503C, MIRAMAR TOWER, 132 NATHAN ROAD, TSIMSHATSUI, HONG KONG
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                011-852-2313-1888
                                -----------------
                           (Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2006, there were approximately 128,963,425 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                       TO QUARTERLY REPORT ON FORM 10-QSB
                         FOR PERIOD ENDED JUNE 30, 2005

                                                                            PAGE
                                                                            ----

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
                Consolidated Balance Sheets                                    3
                Consolidated Statements of Income                              4
                Consolidated Statements of Cash Flows                          5
                Condensed Notes to Consolidated Financial Statements           6
Item 2.      Management's Discussion and Analysis or Plan of Operation        12
Item 3.      Controls and Procedures                                          17

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                18
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds      18
Item 3.      Defaults Upon Senior Securities                                  18
Item 4.      Submission of Matters to a Vote of Security Holders              18
Item 5.      Other Information                                                18
Item 6.      Exhibits and Reports on Form 8-K                                 18

Signatures                                                                    20

                               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                        JUNE 30, 2005

--------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)                                       JUNE 30,      DECEMBER 31,
                                                                    2005            2004
--------------------------------------------------------------------------------------------
                                                                (Unaudited)      (Audited)
ASSETS
--------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                   $    129,643    $     79,120
   Accounts receivable                                              140,239         180,226
   Deposits paid, prepayments and other receivables               3,491,723       2,836,268
   Amounts due from related companies                             1,259,499       1,082,917
--------------------------------------------------------------------------------------------
   Total current assets                                           5,021,104       4,178,531

Fixed assets, net                                                       801             666
--------------------------------------------------------------------------------------------

Total Assets                                                   $  5,021,905    $  4,179,197
============================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------------------
Current Liabilities
   Accounts payable and accrued liabilities                    $    179,488    $    166,376
   Accruals, deposits received and other payables                 2,816,124       2,263,036
   Bank loan and overdraft                                          193,907               -
   Amounts due to related companies                               1,581,388       1,777,911
   Tax payable                                                       18,999          45,679
--------------------------------------------------------------------------------------------
   Total current liabilities                                      4,789,906       4,253,002

Commitments and contingencies                                             -               -

Stockholder's Deficiency
   Share capital: $0.001 par value; 200,000,000 shares
      authorized;                                                   128,963         128,963
        128,963,402 shares issued and outstanding
   Additional paid-in capital                                      (202,768)       (202,768)
   Retained earnings                                                305,804               -
--------------------------------------------------------------------------------------------
   Total stockholders' equity/ (deficiency)                         231,999         (73,805)
--------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficiency)        $  5,021,905    $  4,179,197
============================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             3

                                   CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

--------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30                          JUNE 30
--------------------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)                              2005            2004             2005             2004
--------------------------------------------------------------------------------------------------------------------
Revenues, net                                       $     385,265    $     438,860    $     844,221    $   1,639,351

Other revenue                                                  62                -              256                6

General and administrative expenses                      (268,533)        (266,970)        (538,673)        (544,234)
--------------------------------------------------------------------------------------------------------------------

Net earnings before income taxes                          116,794          171,890          305,804        1,095,123

Provision for income taxes                                      -                -                -                -
--------------------------------------------------------------------------------------------------------------------

Net earnings                                        $     116,794    $     171,890    $     305,804    $   1,095,123
====================================================================================================================

Basic and diluted earnings per share                $       0.001    $       0.001    $       0.002    $       0.009
                                                    ================================================================

Basic and diluted weighted shares outstanding         128,963,402      119,940,465      128,963,402      119,940,465
                                                    ================================================================

Dividends                                           $           -    $           -    $           -    $           -
                                                    ================================================================

          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                          4

                                 CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

-----------------------------------------------------------------------------------------------------------------
                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
(EXPRESSED IN U.S. DOLLARS)                                                                2005          2004
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                           $   305,804    $ 1,095,123
   Adjustments to reconcile net earnings to net
        cash flows provided by operating activities
   Depreciation                                                                                 96             52
   Changes in assets and liabilities
       (Increase) decrease in accounts receivable                                           39,987        (65,644)
       (Increase) decrease in deposits paid, prepayments and other receivables            (655,456)     1,004,303
        Increase (decrease) in accounts payable, deposits and accrued liabilities          566,200     (1,198,537)
        Increase (decrease) in income taxes payable                                        (26,679)             -
-----------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                            229,952        835,297
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                                   (231)             -
-----------------------------------------------------------------------------------------------------------------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                 (231)             -
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loan                                                                 193,907              -
   Related party repayments                                                               (373,105)      (918,805)
-----------------------------------------------------------------------------------------------------------------
  NET CASH FLOWS USED IN FINANCING ACTIVITIES                                             (179,198)      (918,805)
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                            50,523        (83,508)

Cash and cash equivalents, beginning of period                                              79,120        269,740
                                                                                       -----------  -------------

Cash and cash equivalents, end of period                                               $   129,643  $     186,232
                                                                                       ===========  =============

CASH PAID FOR INTEREST AND INCOME TAXES                                                $         -  $           -
                                                                                       ===========  =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                        5

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

STATEMENT OF INFORMATION FURNISHED
----------------------------------

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF CHINA ENTERTAINMENT GROUP, INC. HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND THE INSTRUCTIONS TO FORM 10-QSB. ACCORDINGLY, THEY DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (WHICH INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS FOR ALL PERIODS PRESENTED HAVE BEEN MADE. PREPARING FINANCIAL STATEMENTS REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS, LIABILITIES, REVENUE AND EXPENSES. ACTUAL RESULTS MAY DIFFER FROM THESE ESTIMATES. THE RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2005 ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS THAT MAY BE EXPECTED FOR THE ENTIRE YEAR ENDING DECEMBER 31, 2005. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDED IN THE COMPANY'S FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004, FILED WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB.


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

CONCENTRATION OF CREDIT RISK - The Company is subject to certain concentrations of credit risk as follows:

     o DUE TO ACCOUNTS RECEIVABLE - The balance in trade receivables at June 30, 2005 includes two customers that each accounted for more than 10% of the total accounts receivable balance.

     o DUE TO REVENUES AND MAJOR CUSTOMERS - All of the Company's revenues for the three months ended June 30, 2005 were generated by one artist, that accounted for more than 10% of its revenues.

     o DUE TO GEOGRAPHIC SALES - The Company's percentage of revenues by geographic area follows:

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30                   JUNE 30
                                 2005         2004         2005         2004
                              -------------------------------------------------
People's Republic of China           82%          19%          43%           9%
Hong Kong                            16%          77%          56%          89%
United States of America               -           2%            -           1%
Taiwan                                 -           2%           1%           1%
Others                                2%            -            -            -
                              -------------------------------------------------
                                    100%         100%         100%         100%
                              =================================================

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

STOCK-BASED COMPENSATION - The Company adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123) and SFAS 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options issued or outstanding as of June 30, 2005.

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

FIXED ASSETS - Fixed assets consist of furniture, fixtures and equipment and are stated at cost less accumulated depreciation. The Company records depreciation using accelerated methods over an estimated useful life of five years. Depreciation expense for the three months ended June 30, 2005 was $50 (2004:
$26). Gains or losses on disposal of fixed assets are included in the income statement based on the difference between the net sales proceeds and the carrying amount of the relevant asset. Repairs and maintenance are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

REVENUE RECOGNITION AND PROVISIONS FOR LOSSES - Service fee income from providing artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company presents its revenue on a net basis as it acts as an agent for the artists. Revenues on a gross basis for the three months ended June 30, 2005 were approximately $808,018 (2004: $2,211,389). Provisions for losses are determined on the basis of loss experience and current economic conditions. These financial statements do not include any provision for losses.

ADVERTISING COSTS - Advertising costs are expensed as incurred. The advertising costs for the three months ended June 30, 2005 were immaterial to the overall financial statements.

INCOME TAXES - The Company has adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. There are no deferred tax amounts at June 30, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued the following pronouncement during the three months ended June 30, 2005:

In June 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS 154"), a replacement of APB Opinion 20, ACCOUNTING CHANGES, and Statement 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We believe the adoption of SFAS 154 will have no material effect on our financial position, results of operations or cash flows.


3.   RELATED PARTY TRANSACTIONS

AMOUNTS DUE FROM (TO) RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND DUE ON DEMAND. THE FOLLOWING TABLE SUMMARIZES SIGNIFICANT RELATED PARTY TRANSACTIONS:

   RELATED PARTY           NATURE OF RELATIONSHIP AND       DESCRIPTION OF TRANSACTION       JUNE 30,
                                     CONTROL                                                   2005
--------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Colima Enterprises       Ultimate holding company         Funds transferred between         $    526,278
Holdings, Inc.                                            entities for working capital
("Colima")                                                purposes

Together Again           Intermediate holding company,    Amount receivable in relation          733,221
Limited ("TAL")          51% owned by Colima and 49%      to service income and funds
                         owned by China Star              transferred between entities
                         Entertainment Limited            for working capital purposes
                                                                                          ---------------
                                                                                            $  1,259,499
                                                                                          ===============

Imperial                 Intermediate holding company,    Funds transferred between         $  (676,156)
International            ultimately owned by Colima       entities for working capital
Limited                                                   purposes

China Star HK            Related company, subsidiary of   Amount receivable in relation        (905,232)
Distribution             China Star Entertainment         to service income and funds
Limited                  Limited which owns 49% of TAL    transferred between entities
                         together with Colima, which      for working capital purposes
                         owns 51% of TAL
                                                                                          ---------------
                                                                                            $(1,581,388)
                                                                                          ===============

SIGNIFICANT RELATED PARTY AMOUNTS INCLUDED IN THE CONDENSED CONSOLIDATED INCOME STATEMENT FOR THE PERIODS PRESENTED INCLUDE THE FOLLOWING:

    RELATED         NATURE OF RELATIONSHIP       DESCRIPTION OF          THREE MONTHS ENDED              SIX MONTHS ENDED
     PARTY                AND CONTROL             TRANSACTION                  JUNE 30                        JUNE 30
-------------------------------------------------------------------------------------------------------------------------------
                                                                         2005           2004            2005           2004
                                                                      (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
China Star HK      Related company,             Service income,
Distribution       subsidiary of China Star     net
Limited            Entertainment Limited
                   which owns 49% of TAL
                   together with Colima,
                   which owns 51% of TAL
                                                                                -      $ 319,808      $ 377,821    $ 1,380,962
                                                                  =============================================================

China Star         Related company, owns 49%    Management fee
Entertainment      of TAL and Colima owns 51%   paid
Limited            of TAL                                              $   26,923      $  26,923      $  53,846      $  53,846
                                                                  =============================================================

China Star Laser   Related company,             Management fee
Disc Company       subsidiary of China Star     paid
Limited            Entertainment Limited
                   which owns 49% of TAL
                   together with Colima,
                   which owns 51% of TAL                               $  126,923      $ 126,923      $ 253,846      $ 253,846
                                                                  =============================================================


4.   DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid [1]               $ 3,487,130
Prepayments                           1,654
Other receivables                     2,939
                                -----------
                                  3,491,723
                                ===========

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


5.   ACCRUALS, DEPOSITS RECEIVED AND OTHER PAYABLES

Accruals [1]                   $    252,781
Deposits received [2]             2,563,198
Other payables                          145
                               ------------
                                  2,816,124
                               ============

[1] Accruals primarily consisted of the following: accrued service charges ($130,089) and accrued professional fees ($102,821).

[2] Deposits received represent amounts advanced from customers for artist performance in advertisement, drama, films and concerts. As the services are performed, the amount is reclassified and recognized as revenues. The contract period ranges from one year to three years and the performances contracted were either fixed in term of number of performance or in periods to be performed.


6.   COMMITMENTS AND CONTINGENCIES

Operating lease - The Company leases office space under a non-cancelable operating lease through August 31, 2006 at $3,528 per month. At June 30, 2005, future minimum rental payments due under operating leases were as follows:

2006                           $     42,342
2007                                  7,056
                               ------------
                                     49,398
                               ============

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

The Company's segment information follows:

THREE MONTHS ENDED JUNE 2005:         AMIL           CSML           MGL           TOTAL
------------------------------------------------------------------------------------------
Revenues, net                      $    36,990        68,830       279,445        385,265
Net earnings/losses                $    32,932     (191,720)       275,582        116,794
Total assets                       $   142,268     3,691,478     1,188,159      5,021,905


THREE MONTHS ENDED JUNE 2004:         AMIL           CSML           MGL           TOTAL
------------------------------------------------------------------------------------------

Revenues, net                      $   397,128        41,732             -        438,860
Net earnings/losses                $   393,827     (221,937)             -        171,890
Total assets                       $   356,206     1,605,095             -      1,961,301


SIX MONTHS ENDED JUNE 2005:           AMIL           CSML           MGL           TOTAL
------------------------------------------------------------------------------------------

Revenues, net                      $    79,553       485,223       279,445        844,221
Net earnings/losses                $    71,454      (37,386)       271,736        305,804
Total assets                       $   142,268     3,691,478     1,188,159      5,021,905


SIX MONTHS ENDED JUNE 2004:           AMIL           CSML           MGL           TOTAL
------------------------------------------------------------------------------------------

Revenues, net                      $   409,028     1,230,323             -      1,639,351
Net earnings/losses                $   359,076       736,047             -      1,095,123
Total assets                       $   356,206     1,605,095             -      1,961,301


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

INTRODUCTION

China Entertainment Group, Inc. (together with our direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, (the "Company") is a multi-faceted entertainment company with historically profitable operations in film, television, print and music artist management fees comprised of talent development fees, artist casting, booking and brokering commissions, and artist promotional fees. In addition, as a result of managing nearly every major film and television celebrity in southern China, the Company has recently leveraged its talent under contract to penetrate the lucrative casino gaming industry's marketing and promotional business throughout Southern China and Macau. The recent shift by management to focus the Company's efforts towards becoming the leading casino marketing and promotional service provider in southern China and Macau represents the Company's greatest opportunity for rapid growth. Lastly, the Company plans to leverage its entertainment industry clout and experience to develop a global media company targeting nearly every demographic in the southern China region, with a focus on feature film co-production and development, broadcast television media, advertising and licensing ventures, film library acquisition and artist management. Our Company's Board of Directors and management team is comprised of senior management from the group headed by China Star Entertainment Limited ("China Star", together with its subsidiaries "China Star Group"), a Hong Kong listed company and one of the largest media companies in Asia.

As of June 30, 2005, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services. We plan to form new subsidiaries to operate our new businesses in casino marketing and film co-production.

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

On November 17, 2004, the Company, as contemplated under the Agreement, issued an aggregate of 109,623,006 shares of its common stock to Imperial, the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock transferred to China Artists by Imperial at the closing (the "Share Exchange"). The acquisition of the 100% interest includes MPL's interests in its subsidiaries, Anglo Market International Limited, China Star Management Limited, and Metrolink Global Limited (hereinafter MPL and its subsidiaries are collectively referred to as the "Metrolink Group"). Upon completion of the Share Exchange, MPL became the Company's wholly owned subsidiary and China Artist's former owner subsequently transferred control of China Artists to Imperial. We relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended, (the "Act") in regards to the shares that we issued pursuant to the Share Exchange. We believe this offering qualified as a "business combination" as defined by Rule 501(d). Reliance on Rule 506 requires that there are no more than 35 non-accredited purchasers of securities from the issuer in an offering under Rule 506. MPL represented to us that it had one stockholder, who has certified that it is an `accredited investor' as defined in Rule 501(a) of Regulation D. MPL also represented to us that there had been no advertising or general solicitation in connection with this transaction. The Company's Certificate of Amendment to our Articles of Incorporation to effect the Name Change, the Reverse Split, and the Authorized Share Increase was filed with the Nevada Secretary of State and became effective on December 21, 2004. Concurrent with Name Change, Reverse Split and Authorized Share Increase, the Company also obtained a new stock symbol, "CAAY", and a new CUSIP Number. The new stock symbol and CUSIP number also became effective on December 21, 2004.

The Spin-off, which was approved by both the Board and the majority shareholders prior to the closing of the Agreement, resulted in the formation of a separate public company, All Star Marketing, Inc. ("All Star"). All Star is a Nevada corporation and it was formed as a wholly owned subsidiary of the Company. The Spin-off was satisfied by means of a pro-rata share dividend to the Company's shareholders of record as of December 10, 2004. The purpose of the Spin-Off was to allow the subsidiary to operate as a separate public company and raise working capital through the sale of its own equity. This allows our management to focus exclusively on our business after the Share Exchange, while at the same time, allowing the spun-off company to have greater exposure by trading as an independent public company. Additionally, the shareholders and the market can then more easily identify the results and performance of the Company as a separate entity from that of All Star.

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

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,402 shares of common stock are issued and outstanding as of June 30, 2005. We are currently not authorized to issue preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued the following pronouncement during the three months ended June 30, 2005:

In June 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS 154"), a replacement of APB Opinion 20, ACCOUNTING CHANGES, and Statement 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We believe adoption of SFAS 154 will have no material effect on our financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

General results of operations for the three and six months ended June 30, 2004 and June 30, 2005 are summarized as follows:

THREE MONTHS ENDED JUNE 30                  2005          2004         CHANGE
--------------------------------------------------------------------------------

Revenues                                $   385,327   $    438,860     (12.2)%
General and Administrative expenses         268,533        266,970        0.6%
                                        -----------   ------------
Net Earnings before income taxes            116,794        171,890     (32.1)%
Provision for income taxes                        -              -          -%
                                        -----------   ------------
Net Earnings                                116,794        171,890     (32.1)%

SIX MONTHS ENDED JUNE 30                    2005          2004         CHANGE
--------------------------------------------------------------------------------

Revenues                                $   844,477   $  1,639,357     (48.5)%
General and Administrative expenses         538,673        544,234      (1.0)%
                                        -----------   ------------
Net Earnings before income taxes            305,804      1,095,123     (72.1)%
Provision for income taxes                        -              -          -%
                                        -----------   ------------
Net Earnings                                305,804      1,095,123     (72.1)%


REVENUES

Our consolidated revenues decreased 12.2% to $385,327 for the three months ended June 30, 2005 from $438,860 for the same period in 2004. Our consolidated revenues decreased 48.5% to $844,477 for the six months ended June 30, 2005 from $1,639,357 for the same period in 2004. The decrease in consolidated revenues was a result of the decreased number of performances by our artists. Rampant piracy and the downturn in the number of Hong Kong made movies affected the overall revenues of every movie in Hong Kong. Accordingly, movie investors were more cautious in producing movies and thus the opportunities available for performances by our artists decreased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended June 30, 2005 increased $1,563, or 0.6%, to $268,533 compared to $266,970 for the same period in 2004. General and administrative expenses incurred for the six months ended June 30, 2005 decreased $5,561, or 1.0%, to $538,673 compared to $544,234 for the same period in 2004. General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The fluctuations were insignificant.

PROVISION FOR INCOME TAXES

The provision for income taxes represents the aggregate taxes provided on the accessible profits for the consolidated entities. No provision of income taxes was provided for the three and six months ended June 30, 2005 as the Company incurred a tax loss for the period. No provision of income taxes was provided for the three and six months ended June 30, 2004 because there were tax losses brought forward from previous years that can be utilized to offset the assessable profits.

NET EARNINGS

Net earnings before income taxes for the three months ended June 30, 2005 decreased $55,096, or 32.1%, to $116,794 compared to $171,890 for the same period in 2004. The decrease in net earnings resulted from a 12.2% decrease in revenues, offset by increases in general and administrative expenses.

Net earnings before income taxes for the six months ended June 30, 2005 decreased $789,319, or 72.1%, to $305,804 compared to $1,095,123 for the same period in 2004. The decrease in net earnings resulted from a 48.5% decrease in revenues and a decrease in general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30                       2005         2004         CHANGE
--------------------------------------------------------------------------------

Net cash provided by operating activities   $  229,952     835,297      (72.5)%

Net cash used in investing activities       $      231           -         100%

Net cash used in financing activities       $  179,198     918,805      (80.5)%


LIQUIDITY

Our working capital at June 30, 2005 was $231,198. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the six months ended June 30, 2005, net cash flows provided by operating activities was $229,952 primarily resulting from net earnings from operations offset by an increase in deposits received and an increase in deposits paid due to the performances of artist services during the period and the renewal of a service contract with a major famous artist in Hong Kong. Net cash provided by operating activities for the same period in 2004 of $835,297 primarily results from net earnings from operations increased by deposits received and decreased by deposits paid as the Company recognized revenue from the performances of artist services during the period.

CASH FLOWS FROM INVESTING ACTIVITIES:

For the six months ended June 30, 2005 and 2004, net cash flows used in investing activities were insignificant.

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash flows used in financing activities for the six months ended June 30, 2005 was $179,198. The cash flows were mainly used for repayments to certain related parties and was also partially financed by an increase in our bank loan. Net cash flows used in financing activities for the six months ended June 30, 2004 was $918,805, representing the repayments to certain related parties.

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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote..

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On June 27, 2005, the Company's Board of Directors and the Company's majority shareholder approved and authorized a name change to China Entertainment Group, Inc. The Certificate of Amendment to our Articles of Incorporation to effect our name change to China Entertainment Group, Inc. was filed with the Nevada Secretary of State and became effective on August 4, 2005. Concurrent with the Name Change, we also obtained a new stock symbol, "CGRP", and a new CUSIP Number. The new stock symbol and CUSIP number became effective on August 9, 2005. We announced the details of the name change in a Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on July 22, 2005 and which we incorporate herein by reference. A description of this transaction and the matters consented to by the majority of our shareholders is also discussed above under the "Recent Developments" section of Item 1 - Description of Business.

ITEM 5. OTHER INFORMATION

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

  3.1(iv)      Articles of Merger (3)

  3.2          Bylaws (3)

  31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Accounting Officer (Principal Accounting Officer) pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------

(1) Incorporated by reference from the Company's Schedule 14C Information Statement filed on November 30, 2004.

(2) Incorporated by reference from the Company's Form 10-QSB Quarterly Report filed on October 23, 2001.

(3) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on January 19, 2000.


(b)  REPORTS ON FORM 8-K

1. 8-K   June 27, 2005


                            [SIGNATURES PAGE FOLLOWS]

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2006                         CHINA ENTERTAINMENT GROUP, INC.
                                             (Registrant)


                                             By: /s/ Tang Chien Chang
                                                -------------------------------
                                                Tang Chien Chang
                                                Chief Executive Officer