Form 10QSB
period 2005-09-30
China Entertainment Group, Inc.
filed 2006-04-28
CIK 1096617

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 0-29019

                         CHINA ENTERTAINMENT GROUP, INC.
                         -------------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2006, there were approximately 128,963,425 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                       TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR PERIOD ENDED SEPTEMBER 30, 2005

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

                                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2005

------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)                                       SEPTEMBER 30,    DECEMBER 31,
                                                                      2005            2004
------------------------------------------------------------------------------------------------
                                                                  (Unaudited)       (Audited)
ASSETS
------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                     $     291,730    $      79,120
   Accounts receivable                                                 162,047          180,226
   Deposits paid, prepayments and other receivables                  2,080,153        2,836,268
   Amounts due from related companies                                1,266,206        1,082,917
------------------------------------------------------------------------------------------------
   Total current assets                                              3,800,136        4,178,531

Fixed assets, net                                                       51,288              666
------------------------------------------------------------------------------------------------

Total Assets                                                         3,851,424    $   4,179,197
================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
------------------------------------------------------------------------------------------------
Current Liabilities
   Accounts payable                                              $     126,901    $     166,376
   Accruals, deposits received and other payables                    1,792,555        2,263,036
   Bank loan and overdraft                                             298,739                -
   Amounts due to related companies                                  1,562,292        1,777,911
   Tax payable                                                          18,999           45,679
------------------------------------------------------------------------------------------------
   Total current liabilities                                         3,799,486        4,253,002

Commitments and contingencies                                                -                -

Stockholder's Equity (Deficiency)
   Share capital: $0.001 par value; 200,000,000 shares
     authorized; 124,153,903 shares issued and outstanding             124,154          128,963
   Additional paid-in capital                                         (197,959)        (202,768)
   Retained earnings                                                   125,743                -
------------------------------------------------------------------------------------------------
   Total stockholders' equity (deficiency)                              51,938          (73,805)
------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficiency)          $   3,851,424    $   4,179,197
================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               3

                                  CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                       FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTMEBER 30, 2005 AND 2004

---------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30                     SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)                              2005             2004             2005            2004
---------------------------------------------------------------------------------------------------------------------
Revenues, net                                       $      87,142    $     874,190    $     931,363    $   2,513,541

Other revenue                                                 114               75              370               81

General and administrative expenses                      (267,317)        (272,380)        (805,990)        (816,613)
---------------------------------------------------------------------------------------------------------------------

Net (losses) / earnings before income taxes              (180,061)         601,885          125,743        1,697,009

Provision for income taxes                                      -                -                -                -
---------------------------------------------------------------------------------------------------------------------

Net (losses) / earnings                             $    (180,061)   $     601,885    $     125,743    $   1,697,009
=====================================================================================================================

Basic and diluted earnings per share                $      (0.001)   $       0.005    $      0.0001    $       0.014
                                                    =================================================================

Basic and diluted weighted shares outstanding         127,708,769      119,940,465      127,708,769      119,940,465
                                                    =================================================================

Dividends                                           $           -    $   1,410,256    $           -    $   1,410,256
                                                    =================================================================


          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                         4

                                CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

----------------------------------------------------------------------------------------------------------------
                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
(EXPRESSED IN U.S. DOLLARS)                                                               2005          2004
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                           $  125,743    $  286,753
   Adjustments to reconcile net earnings to net
        cash flows provided by operating activities
   Depreciation                                                                             2,811            78
   Changes in assets and liabilities
       (Increase) decrease in accounts receivable                                          18,179      (103,071)
       Decrease (Increase) in deposits paid, prepayments and other receivables            756,114       541,164
       (Decrease) increase in accounts payable, deposits and accrued liabilities         (509,956)     (124,728)
       Decrease in income taxes payable                                                   (26,679)            -
----------------------------------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                           366,212       600,196
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                               (53,432)            -
----------------------------------------------------------------------------------------------------------------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                             (53,432)            -
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loan                                                                298,739             -
   Related party repayments                                                              (398,909)     (598,571)
----------------------------------------------------------------------------------------------------------------
  NET CASH FLOWS USED IN FINANCING ACTIVITIES                                            (100,170)     (598,571)
----------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                     212,610         1,625

Cash and cash equivalents, beginning of period                                             79,120       269,740
                                                                                -------------------------------

Cash and cash equivalents, end of period                                               $  291,730    $  271,365
                                                                                ===============================


CASH PAID FOR INTEREST AND INCOME TAXES                                                $        -    $       -
                                                                                ===============================

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                       5

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

STATEMENT OF INFORMATION FURNISHED
----------------------------------

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF CHINA ENTERTAINMENT GROUP, INC. HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND THE INSTRUCTIONS TO FORM 10-QSB. ACCORDINGLY, THEY DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (WHICH INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS FOR ALL PERIODS PRESENTED HAVE BEEN MADE. PREPARING FINANCIAL STATEMENTS REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS, LIABILITIES, REVENUE AND EXPENSES. ACTUAL RESULTS MAY DIFFER FROM THESE ESTIMATES. THE RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2005 ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS THAT MAY BE EXPECTED FOR THE ENTIRE YEAR ENDING DECEMBER 31, 2005. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDED IN THE COMPANY'S FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004, FILED WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB.


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

CONCENTRATION OF CREDIT RISK - The Company is subject to certain concentrations of credit risk as follows:

     o DUE TO ACCOUNTS RECEIVABLE - The balance in trade receivables at September 30, 2005 includes two customers that each accounted for more than 10% of the total accounts receivable balance.

     o DUE TO REVENUES AND MAJOR CUSTOMERS - All of the Company's revenues were generated by two artists, that each accounted for more than 10% of its revenues.

     o DUE TO GEOGRAPHIC SALES - The Company's percentage of revenues by geographic area follows:

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30             SEPTEMBER 30
                                   2005        2004        2005         2004
                             -------------------------------------------------
People's Republic of China           21%          4%         41%           7%
Hong Kong                            12%         94%         52%          91%
USA                                    -          1%           -           1%
Taiwan                               67%          1%          7%           1%
Others                                 -           -           -            -
                             -------------------------------------------------
                                    100%        100%        100%         100%
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

STOCK-BASED COMPENSATION - The Company adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123) and SFAS 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options issued or outstanding as of September 30, 2005.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FIXED ASSETS - Fixed assets consist of furniture, fixtures and equipment and are stated at cost less accumulated depreciation. The Company records depreciation using accelerated methods over an estimated useful life of five years. Depreciation expense for the three months ended September 30 was $2,715 (2004:
$26). Gains or losses on disposal of fixed assets are included in the income statement based on the difference between the net sales proceeds and the carrying amount of the relevant asset. Repairs and maintenance are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

REVENUE RECOGNITION AND PROVISIONS FOR LOSSES - Service fee income from provision of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company presents its revenue on a net basis as it acts as an agent for the artists. Revenues on a gross basis for the three months ended September 30, 2005 were approximately $399,554 (2004:
$1,384,616). Provisions for losses are determined on the basis of loss experience and current economic conditions. These financial statements do not include any provision for losses.

ADVERTISING COSTS - Advertising costs are expensed as incurred. The advertising costs for the three months ended September 30, 2005 were immaterial to the overall financial statements.

INCOME TAXES - The Company has adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. There are no deferred tax amounts at September 30, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued the following pronouncement during the nine months ended September 30, 2005:

In June 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS 154"), a replacement of APB Opinion 20, ACCOUNTING CHANGES, and Statement 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

3.   RELATED PARTY TRANSACTIONS

AMOUNTS DUE FROM (TO) RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND DUE ON DEMAND. THE FOLLOWING TABLE SUMMARIZES SIGNIFICANT RELATED PARTY TRANSACTIONS:

                             NATURE OF RELATIONSHIP                                        SEPTEMBER 30,
     RELATED PARTY                AND CONTROL           DESCRIPTION OF TRANSACTION             2005
----------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Colima Enterprises         Ultimate holding company    Funds transferred between            $     526,278
Holdings, Inc. ("Colima")                              entities for working capital
                                                       purposes

Together Again Limited     Intermediate holding        Amount receivable in relation              739,928
("TAL")                    company, 51% owned by       to service income and funds
                           Colima and 49% owned by     transferred between entities
                           China Star Entertainment    for working capital purposes
                           Limited
                                                                                        ------------------
                                                                                            $   1,266,206
                                                                                        ==================

Imperial International     Intermediate holding        Funds transferred between            $   (672,951)
Limited                    company, ultimately owned   entities for working capital
                           by Colima                   purposes

China Star HK              Related company,            Amount receivable in relation            (889,341)
Distribution Limited       subsidiary of China Star    to service income and funds
                           Entertainment Limited       transferred between entities
                           which owns 49% of TAL       for working capital purposes
                           together with Colima,
                           which owns 51% of TAL
                                                                                        ------------------
                                                                                            $ (1,562,292)
                                                                                        ==================

SIGNIFICANT RELATED PARTY AMOUNTS INCLUDED IN THE CONDENSED CONSOLIDATED INCOME STATEMENT FOR THE PERIODS PRESENTED INCLUDE THE FOLLOWING:

                           NATURE OF
                          RELATIONSHIP         DESCRIPTION OF           THREE MONTHS ENDED          NINE MONTHS ENDED
   RELATED PARTY          AND CONTROL            TRANSACTION               SEPTEMBER 30               SEPTEMBER 30
--------------------------------------------------------------------------------------------------------------------------
                                                                          2005         2004         2005         2004
                                                                      (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
China Star HK         Related company,         Service income,
Distribution Limited  subsidiary of China      net
                      Star Entertainment
                      Limited which owns 49%
                      of TAL together with
                      Colima, which owns 51%                           $       -     $ 766,859    $ 377,821    $2,147,821
                      of TAL
                                                                  ========================================================

China Star            Related company, owns    Management fee
Entertainment         49% of TAL together      paid
Limited               with Colima, which
                      owns 51% of TAL                                  $  26,923     $  26,923    $  80,769    $   80,769
                                                                  ========================================================

China Star Laser      Related company,         Management fee
Disc Company Limited  subsidiary of China      paid
                      Star Entertainment
                      Limited which owns
                      49% of TAL together
                      with Colima, which
                      owns 51% of TAL                                  $ 126,923     $ 126,923    $ 380,769    $  380,769
                                                                  ========================================================

4.   DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid [1]                  $    2,074,468
Prepayments                                 2,746
Other receivables                           2,939
                                   --------------
                                        2,080,153
                                   ==============

[1] Deposits paid represent amounts paid per a signed contract with various famous artists. As the services are performed, the amount is recognized as services charges on the proportion of number of performances performed to the total number of performances contracted. The contract periods range from one year to three years and the artists are required under such contracts to provide services for a fixed number of performances.


5.   ACCRUALS, DEPOSITS RECEIVED AND OTHER PAYABLES

Accruals [1]                       $      300,815
Deposits received [2]                   1,491,595
Other payables                                145
                                   --------------
                                        1,792,555
                                   ==============

[1] Accruals primarily consisted of the following: accrued services charges ($186,537) and accrued professional fees ($90,000).

[2] Deposits received represent amounts advanced from customers for artist performance in advertisement, drama, films and concerts. As the services are performed, the amount is reclassified and recognized as revenues. The contract periods range from one year to three years and the performances contracted were either fixed in term of number of performances or in periods to be performed.

6.   STOCKHOLDERS' EQUITY (INCLUDING SUBSEQUENT EVENT)

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

Common shares outstanding reflect a fractional adjustment roundup of 25 shares resulting from the reverse split (see Note 1).


7.   COMMITMENTS AND CONTINGENCIES

Operating lease - The Company leases office space under a non-cancelable operating lease through August 31, 2006 at $3,528 per month. At September 30, 2005, future minimum rental payments due under operating leases were as follows:

2006                               $       42,342
2007                                        3,528
                                   --------------
                                           45,870
                                   ==============

SEC Filings - The Company has failed to timely comply with its period reporting obligations imposed upon it by the Securities Exchange Act of 1934. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

8.   SEGMENT INFORMATION

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

The Company's segment information follows:

THREE MONTHS ENDED SEPTEMBER 2005:         AMIL            CSML           MGL          OTHER        TOTAL
------------------------------------------------------------------------------------------------------------
Revenues, net                          $     64,429         22,713             -                     87,142
Net earnings/losses                    $     60,249      (242,861)       (3,846)        6,397     (180,061)
Total assets                           $     73,874      2,454,671     1,322,879            -     3,851,424


THREE MONTHS ENDED SEPTEMBER 2004:         AMIL            CSML           MGL          OTHER        TOTAL
------------------------------------------------------------------------------------------------------------

Revenues, net                          $     51,200        822,990             -            -       874,190
Net earnings/losses                    $     45,757        556,128             -            -       601,885
Total assets                           $    364,708      2,713,881             -            -     3,078,589


NINE MONTHS ENDED SEPTEMBER 2005:          AMIL            CSML           MGL          OTHER        TOTAL
------------------------------------------------------------------------------------------------------------

Revenues, net                          $    143,982        507,936       279,445            -       931,363
Net earnings/losses                    $    131,703      (280,247)       267,890        6,397       125,743
Total assets                           $     73,874      2,454,671     1,322,879            -     3,851,424


NINE MONTHS ENDED SEPTEMBER 2004:          AMIL            CSML           MGL          OTHER        TOTAL
------------------------------------------------------------------------------------------------------------

Revenues, net                          $    460,228      2,053,313             -            -     2,513,541
Net earnings/losses                    $    404,833      1,292,176                                1,697,009
Total assets                           $    364,708      2,713,881             -            -     3,078,589

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTEE, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

INTRODUCTION

China Entertainment Group, Inc. (together with our direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, (the "Company") is a multi-faceted entertainment company with historically profitable operations in film, television, print and music artist management fees comprised of talent development fees, artist casting, booking and brokering commissions, and artist promotional fees. In addition, as a result of managing nearly every major film and television celebrity in southern China, the Company has recently leveraged its talent under contract to penetrate the lucrative casino gaming industry's marketing and promotional business throughout Southern China and Macau. The recent shift by management to focus the Company's efforts toward becoming the leading casino marketing and promotional service provider in southern China and Macau represents the Company's greatest opportunity for rapid growth. Lastly, the Company plans to leverage its entertainment industry clout and experience to develop a global media company targeting nearly every demographic in the southern China region, with a focus on feature film co-production and development, broadcast television media, advertising and licensing ventures, film library acquisition and artist management. Our Company's Board of Directors and management team is comprised of senior management from the group headed by China Star Entertainment Limited ("China Star", together with its subsidiaries "China Star Group"), a Hong Kong listed company and one of the largest media companies in Asia.

As of September 30, 2005, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services. We plan to form new subsidiaries to operate our new businesses in casino marketing and film co-production.

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

On November 17, 2004, the Company, as contemplated under the Agreement, issued an aggregate of 109,623,006 shares of its common stock to Imperial, the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock transferred to China Artists by Imperial at the closing (the "Share Exchange"). The acquisition of the 100% interest includes MPL's interests in its subsidiaries, Anglo Market International Limited, China Star Management Limited, and Metrolink Global Limited (hereinafter MPL and its subsidiaries are collectively referred to as the "Metrolink Group"). Upon completion of the Share Exchange, MPL became the Company's wholly owned subsidiary and China Artist's former owner subsequently transferred control of China Artists to Imperial. We relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended, (the "Act") in regard to the shares that we issued pursuant to the Share Exchange. We believe this offering qualified as a "business combination" as defined by Rule 501(d). Reliance on Rule 506 requires that there are no more than 35 non-accredited purchasers of securities from the issuer in an offering under Rule 506. MPL represented to us that it had one stockholder who certified that it was an `accredited investor' as defined in Rule 501(a) of Regulation D. MPL also represented to us that there had been no advertising or general solicitation in connection with this transaction. The Company's Certificate of Amendment to our Articles of Incorporation to effect the Name Change, the Reverse Split, and the Authorized Share Increase was filed with the Nevada Secretary of State and became effective on December 21, 2004. Concurrent with Name Change, Reverse Split and Authorized Share Increase, the Company also obtained a new stock symbol, "CAAY", and a new CUSIP Number. The new stock symbol and CUSIP number also became effective on December 21, 2004.

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

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are issued and outstanding as of March 31, 2006. We are currently not authorized to issue preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued the following pronouncement during the nine months ended September 30, 2005:

In June 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS 154"), a replacement of APB Opinion 20, ACCOUNTING CHANGES, and Statement 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

General results of operations for the three months ended September 30, 2004 and September 30, 2005 and for the nine months ended September 30, 2004 and September 30, 2005 are summarized as follows:

THREE MONTHS ENDED SEPTEMBER 30               2005          2004       CHANGE
--------------------------------------------------------------------------------

Revenues                                  $    87,256   $   874,265     (90.0)%
General and Administrative expenses           267,317       272,380      (1.9)%
                                          -----------   -----------
Net (Losses) Earnings before income taxes   (180,061)       601,885    (129.9)%
Provision for income taxes                          -             -          -%
                                          -----------   -----------
Net (Losses) Earnings                       (180,061)       601,885    (129.9)%

NINE MONTHS ENDED SEPTEMBER 30                2005          2004       CHANGE
--------------------------------------------------------------------------------

Revenues                                  $   931,733   $ 2,513,622     (62.9)%
General and Administrative expenses           805,990       816,613      (1.3)%
                                          -----------   -----------
Net Earnings before income taxes              125,743     1,697,009     (92.6)%
Provision for income taxes                          -             -          -%
                                          -----------   -----------
Net Earnings                                  125,743     1,697,009     (92.6)%


REVENUES

Our consolidated revenues decreased 90.0% to $87,256 for the three months ended September 30, 2005 from $874,265 for the same period in 2004 and our consolidated revenues decreased 62.9% to $931,733 for the nine months ended September 30, 2005 from $2,513,622 for the same period in 2004. The decrease in consolidated revenues was a result of decreased number of performances by our artists. Rampant piracy and the downturn of Hong Kong made movies affected the overall revenues of all movies in Hong Kong. Accordingly, movie investors were more cautious in producing movies, thereby decreasing the opportunities for performances by our artists.

General and administrative expenses incurred for the three months ended September 30, 2005 decreased $5,063, or 1.9%, to $267,317 compared to $272,380 for the same period in 2004 and general and administrative expenses incurred for the nine months ended September 30, 2005 decreased $10,623, or 1.3%, to $805,990 compared to $816,613 for the same period in 2004. General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The fluctuation was insignificant.

PROVISION FOR INCOME TAXES

The provision for income taxes represents the aggregate taxes provided on the assessable profits for the consolidated entities. No provision of income taxes was provided for the three and nine months ended September 30, 2005 as the Company incurred a tax loss for the period. No provision of income taxes was provided for the three and nine months ended September 30, 2004 because no income tax was required under the local jurisdiction at where the income was derived and there were tax losses brought forward from previous years which can be utilized to offset the assessable profits for the periods presented.

NET EARNINGS

Net earnings before income taxes for the three months ended September 30, 2005 decreased $781,946, or 129.9%, to a negative $180,061 compared to $601,885 for the same period in 2004. The decrease in net earnings resulted from a 90.0% decrease in revenues offset by a decrease in general and administrative expenses.

Net earnings before income taxes for the nine months ended September 30, 2005 decreased $1,571,266, or 92.6%, to $125,743 compared to $1,697,009 for the same period in 2004. The decrease in net earnings resulted from a 62.9% decrease in revenues offset by a decrease in general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES


NINE MONTHS ENDED SEPTEMBER 30                  2005         2004         CHANGE
--------------------------------------------------------------------------------

Net cash provided by operating activities    $ 366,212      600,196      (39.0)%

Net cash used in investing activities        $  53,432            -         100%

Net cash used in financing activities        $ 100,170      598,571      (83.3)%


LIQUIDITY

Our working capital at September 30, 2005 was $650. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the nine months ended September 30, 2005, net cash flows provided by operating activities was $366,212 (2004: $600,196) primarily resulting from net earnings from operations offset by a decrease in deposits paid and a decrease in deposits received.

CASH FLOWS FROM INVESTING ACTIVITIES:

For the nine months ended September 30, 2005 and 2004, net cash flows used in investing activities were $53,432 as compared to $Nil for the same period in 2004. The increase was attributable to additions of fixed assets.

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash flows used in financing activities for the nine months ended September 30, 2005 was $100,170. The cash flows were mainly used for repayments to certain related parties and certain operating expenses financed by increase in bank loan. Net cash flows used in financing activities for the nine months ended September 30, 2004 was $598,571, representing repayments to certain related parties.

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

----------------------------
(1) Incorporated by reference from the Company's Schedule 14C Information Statement filed on November 30, 2004.

(2) Incorporated by reference from the Company's Form 10-QSB Quarterly Report filed on October 23, 2001.

(3) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on January 19, 2000.

(b)  REPORTS ON FORM 8-K

     None.


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

Date: April 28, 2006                       CHINA ENTERTAINMENT GROUP, INC.
                                           (Registrant)


                                           By: /s/ Tang Chien Chang
                                              -----------------------------
                                              Tang Chien Chang
                                              Chief Executive Officer