Form 10KSB
period 2005-12-31
China Entertainment Group, Inc.
filed 2007-04-23
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ________ to ________

Commission File No. 000-29019

CHINA ENTERTAINMENT GROUP, INC.

(Name of small business issuer as specified in its charter)

NEVADA	22-3617931
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 011-852-2312-1888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for the fiscal year ended December 31, 2005 were $1,231,563.

As of April 10, 2007, the registrant had 19,340,419 common shares outstanding that were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates was approximately $270,766. This calculation is based upon the closing sale price of $0.014 per share as of April 10, 2007.

As of April 10, 2007, there were 128,963,425 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format: Yes [__] No [X]

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2005

PART I		Page
Item 1.	Description of Business	2
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

Signatures	25

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

i

FORWARD-LOOKING STATEMENTS

The following discussion, including the discussion regarding our financial condition and results of operations, contain forward-looking statements and should be read in conjunction with the consolidated financial statements and related notes thereto. China Entertainment Group, Inc. is referred to herein as "we" or "the Company" or "China Entertainment Group" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will “continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) our ability to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) our ability to generate sufficient revenues or obtain financing to sustain and grow our operations; and (e) our ability to successfully fulfill our primary cash requirements which are explained below under "Liquidity, Capital Resources and Financial Condition". Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

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

Our Company's Board of Directors and management team is comprised of senior management from the group headed by China Star Entertainment Limited ("China Star", together with its subsidiaries "China Star Group"), a Hong Kong listed company and one of the largest media companies in Asia. As of December 31, 2005, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services. We plan to form new subsidiaries to operate our new businesses in casino marketing and film co-production. Our principal executive office is located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong, China. Our telephone number is 011-852-2313-1888.

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

The Spin-off, which was approved by both the Board and the majority shareholders prior to the closing of the Agreement, resulted in the formation of a separate public company, All Star Marketing, Inc. ("All Star"). All Star is a Nevada corporation and it was formed as a wholly owned subsidiary of the Company. The Spin-off was satisfied by means of a pro-rata share dividend to the Company's shareholders of record as of December 10, 2004. The purpose of the Spin-Off was to allow the subsidiary to operate as a separate public company and raise working capital through the sale of its own equity. This allowed our management to focus exclusively on our business after the Share Exchange concluded, while at the same time, allowing the spun-off company to have greater exposure by trading as an independent public company. Additionally, the shareholders and the market will then more easily identify the results and performance of the Company as a separate entity from that of All Star.

RECENT DEVELOPMENTS

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

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are currently issued and outstanding. We are currently not authorized to issue preferred stock.

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

●
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

●
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

●
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

CASINO MARKETING BUSINESS

We are planning to diversify our income stream by expanding into casino gaming marketing and promotion in Southern China and Macau. Management believes that these casino marketing and promotional projects, will significantly contribute to the Company revenues within the next two years. Casino gaming is viewed as a clear and distinct component of the entertainment industry and the casino gaming market in Asia, especially in Southern China and Macau, has seen tremendous growth. We intend to capitalize on this growth, especially in the "high roller" sector of this market through deployment of a casino marketing business unit that will seek strategic alliances with existing casino operators throughout Southern Asia and Macau. Our management team is extremely familiar with marketing and promotional campaigns that are well suited for the casino gaming market. We will leverage our expertise in promotional and entertainment endeavors, and our existing relationships with the few powerful individuals and organizations that tightly control gaming rights in Asia in order to strike marketing partnerships with the casino operators for the promotion of casino gaming, especially to the "high roller" casino gambling market. Our key personnel and management have extensive casino gaming experience and have organized gaming tours to Las Vegas and Korea for Asian high rollers.

OUR MARKET

The Metrolink Group is headquartered in Hong Kong and our artists are principally based in Hong Kong. Our artists provide services to entities primarily based in Southern China, including the cities of Hong Kong, Shanghai, Beijing, Guangdong, Sichuan and Macau.

COMPETITIVE BUSINESS CONDITIONS AND COMPETITIVE POSITION IN THE INDUSTRY

Our Company is one of the major artist management agencies in Asia and we currently represent well-known Chinese film and television artists whose work is distributed throughout China and other parts of Asia. However, we have other emerging competitors in the entertainment industry. One of our primary competitors is Emperor Entertainment Group ("Emperor"), a Hong Kong based entertainment company.

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

For casino marketing, promotion, rolling and settlement services, we will face competition from a diffuse number of competing casino marketing companies for business in a rapidly growing industry. The casino marketing, promotion and rolling and settlement service is a highly fragmented space with no clear competitive industry leader. As such, the Company hopes to obtain rapid organic growth by recruiting agents throughout Southern China, Macau and Hong Kong.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

The Company and its subsidiaries' principal activity is the provision of artist management services and thus it does not require the purchase of raw materials.

SEASONAL VARIATIONS

Our Company does not experience seasonal variations.

CONCENTRATION OF CUSTOMERS

As of December 31, 2005, all of the Company's revenues were generated by 19 artists, and the aggregate revenues from 3 of these artists accounted for more than 70% of the Company’s revenues. The loss of any and/or all of these artists could have a material adverse effect on our business.

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

EMPLOYEES

As of December 31, 2005, our Company had approximately 9 full-time employees and none of our employees are covered by collective bargaining agreements. We have not experienced any labor shortages as our operations relied on services generated both internally and externally. In addition to services provided by our employees, we also relied on management services provided by related companies. The breakdown of the number of employees for each of the business units of the Company is as follows:

Company and Subsidiaries	Number of Employees
China Entertainment Group, Inc.	0
Anglo Market International Limited	0
China Star Management Limited	9
Metrolink Global Limited	0
Metrolink Pacific Limited	0
TOTAL	9

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

ITEM 2.  DESCRIPTION OF PROPERTY

Effective August 15, 2006, our principal executive offices are located in a facility consisting of approximately 2,683 square feet located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. We do not own this property and we have not entered into a lease of this office space because it is shared with other affiliated companies.

We believe that the current facilities occupied by the Company and its subsidiaries will be able to meet the Company's operational needs for the coming two to three years.

ITEM 3. LEGAL PROCEEDINGS

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx).  On December 20, 2006, Plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court. However, the Company maintains that service of process was improper as no federal summons was included. According to the Complaint, the Company is “a nominal Defendant” as Plaintiffs purport to assert claims derivatively on its behalf. Accordingly, it appears that no relief is being sought against the Company itself. Notwithstanding, the Company denies Plaintiffs’ alleged claims and will vigorously defend against such claims.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

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

MARKET FOR COMMON EQUITY

Our Common Stock is traded over-the-counter and quoted on the National Quotation Bureau's Pink Sheets under the symbol "CGRP". Until April 17, 2000, our common stock was listed on the OTC Electronic Bulleting Board under the symbol "IAMK.OB". After entering into the Agreement, we changed our symbol from "IAMK.OB" to "CAAY.OB" with CUSIP Number 16936W 10 4, and these changes became effective on December 21, 2004. The following table sets forth the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two years ending December 31, 2005 and December 31, 2004. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
Fiscal Year Ended December 31, 2005
Fourth Quarter (ended December 31, 2005)	0.09	0.02
Third Quarter (ended September 30, 2005)	0.11	0.03
Second Quarter (ended June 30, 2005)	0.14	0.05
First Quarter (ended March 31, 2005)	0.25	0.14

Fiscal Year Ended December 31, 2004
Fourth Quarter (ended December 31, 2004)	0.16	0.02
Third Quarter (ended September 30, 2004)	0.06	0.02
Second Quarter (ended June 30, 2004)	0.20	0.05
First Quarter (ended March 31, 2004)	0.23	0.06

Stockholders Of Record

As of April 10, 2007, the number of record holders of our common stock was approximately 81.

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

Name of Party	Number of Shares Issued and Date of Issuance	Nature of Transaction	Amount Received from the Transaction
Imperial International Limited	109,623,006 shares issued on December 22, 2004	Share exchange with shareholder Metrolink Pacific Ltd.	$146,475.98
Orient Financial Service Ltd. (“Orient Financial”)	6,809,522 shares issued on December 22, 2004	Services rendered related to Share Exchange	$6,809.52
Emerging Growth Partners, Inc. (“Emerging Growth”)	3,507,937 shares issued on December 22, 2004	Services rendered related to Share Exchange	$3,507.94

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

During 2005, we cancelled and issued 4,809,522 shares of common stock. The issuances of these unregistered shares (the "Unregistered Shares") were made under exemptions from registration and prospectus delivery requirements of the Securities Act of 1933 ("the 1933 Act"), as amended, and as specified in Section 4(2) of the 1933 Act. The Company's Board of Directors approved the cancellation of 4,809,522 shares of common stock previously issued to Orient Financial Services Limited, an unrelated party, for services provided in connection with the Company's merger agreement in November 2004. These shares were subsequently re-issued in November 2005 in the name of Emerging Growth Partners, Inc., an unrelated party, pursuant to an Advisory Services Agreement dated June 10, 2005 and to Sandy Lang, a former officer, pursuant to a verbal agreement reached in May 2005 (the "Verbal Agreement"). Under the Verbal Agreement, in exchange for the shares issued to him, Mr. Lang agreed to settle, forebear to litigate, and release any and all actions or claims (whether directly or indirectly and in whichever jurisdiction) that he has or may have against the Company arising out of, in connection with, or leading to the Share Exchange discussed under the section above titled “Description of Business” and in Note 1 to our Financial Statements.

DESCRIPTION OF CAPITAL STOCK

Our authorized capital stock consists of 200,000,000 shares of $0.001 par value common stock, of which 128,963,425 shares are issued and outstanding as of April 10, 2007. Holders of the shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are nonassessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders of our equity securities upon our liquidation. Holders of our common stock do not have preemptive rights.

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

PENNY STOCK REGULATION

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

●	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

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

The Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and is delinquent in filing its annual report on Form 10-KSB for the period ended December 31, 2005 and its quarterly reports on Form 10-QSB for the quarterly periods ended in 2006. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes the Accounting Principles Board (“APB”) APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. The Company does not expect there to be any significant impact of adopting SFAS 123(R) on its consolidated financial position, cash flows and results of operations.

On June 7, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3, (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income (loss) of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect there to be any significant impact of adopting SFAS 154 on its consolidated financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect there to be any significant impact of adopting SFAS 155 on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not expect there to be any significant impact of adopting SFAS 157 on its consolidated financial position, cash flows and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company will apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006. The Company does not expect there to be any significant impact of adopting SAB 108 on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

BUSINESS OVERVIEW

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

Given the success of Hong Kong stars such as Jackie Chan and Michelle Yeoh, our Company recently began making our artists available for U.S. based productions. It is possible that U.S. based revenues will become a significant contributor to our operating income in the future, but to date the Company has made no progress in this direction. Our Company intends to utilize the entertainment industry experience of the Company's management and resources in developing opportunities for joint productions with U.S. and Asian artists, including a "fusion" of U.S. and Chinese film projects and joint distribution of movie libraries.  With China's accession to the World Trade Organization, Beijing's successful bid for the 2008 Olympic Games, and the implementation of the Closer Economic Partnership Arrangement trade pact with Hong Kong, industry projections indicate advertising expenditures will increase significantly in 2005 and onwards. As China transitions to a market-based customer driven economy, advertising and entertainment expenditures are expected to increase.  Our Company holds a significant advantage in that our soft assets (i.e., our talent) may be used in these film and television productions and for advertising and promotional campaigns. Our Company, through our wholly owned subsidiary MPL, is one of the top artist management agencies in Asia and we believe that we are positioned to generate revenue growth as both demand for and the fees for our entertainment talent may increase. Our management hopes that growth in the China market alone will underwrite enormous increases in the number of film and television productions, and a corresponding increase in the demand for our talent.

Although management remains optimistic for future growth, current conditions and financial results reflect a significant slow down in film and television production in Hong Kong, China and other parts of Asia, and the hiring and use of our artists. This slow down is the result of piracy and copyright infringements in China and other parts of Asia that have a material impact on revenue the Company might otherwise receive from sales of film and television productions, and the related royalties and fees paid to our artists. Until issues of piracy and copyright infringement are resolved between the production companies that hire our artists, and the central governments in regions in which productions featuring our artists are sold, the Company will be stymied in its plans for future growth and increased profitability. The Company is uncertain about the timing, strategy and resolution to resolve the piracy and copyright infringement issues, as well as the return to increased film and television production featuring our artists, and can make no assurance that such a resolution to these matters will ever occur.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Revenues

Revenues recognized from the provision of artist management services decreased 53% to $1,231,563 for the year ending December 31, 2005 from $2,599,721 for the same period in 2004. The decreased resulted primarily from the decreased demand for artists’ services. The entertainment industry, particularly the film industry in Hong Kong encountered greater challenges in the year 2005. The industry continued to suffer from the issue of infringements on intellectual property rights. In addition to the popularity of copied compact discs, the advances of information technology, especially the improvement in BT (bit torrent) point to point technology and the rapid growth of peer-to-peer sharing activity on the Internet, have caused decreased revenues in the film industry. The immediate impact of these advances was the production of less films during the year.

General and Administrative Expenses

General and administrative expenses incurred for the year ended December 31, 2005 increased $89,736, or 7%, to $1,415,163 compared to $1,325,427 for the same period in 2004. General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. During 2005, we recorded an impairment for amounts due from our ultimate holding company, Colima Enterprises Holdings, Inc.

Provision For Income Taxes

The provision for income taxes represents the aggregate taxes provided on the assessable profits for the consolidated entities. No provision of income taxes was provided for the year ended December 31, 2005 as the Company incurred a tax loss for the year ended December 31, 2005.

Net Loss

Net loss for the year ended December 31, 2005 were $708,958 versus net earnings $1,148,576 for the same period in 2004. The loss resulted from a 52% decrease in revenues, a 7% increase in general and administrative expenses and provision for impairment for amounts due from related entity of $526,278 recognized for the year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity

We had negative working capital at December 31, 2005 of $712,571. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

Cash flows from operating activities:

For the year ended December 31, 2005, net cash flows provided by operating activities was $284,735, primarily resulting from our net loss from operations offset by a provision for impairment losses, a decrease in working capital accounts. Net cash provided by operating activities for the same period in 2004 of $1,271,907, which primarily resulted from net earnings from operations offset by an increase in deposits paid and deposits received for contracts awarded at year end, but for which the services have not yet been provided.

Cash flows from investing activities:

For the years ended December 31, 2005 and 2004, net cash flows used in investing activities were $53,431, and $391, respectively. The increase in cash flow used in investing activities primarily resulted from purchases of fixed assets.

Cash flows from financing.

Net cash flows used in financing activities for the year ended December 31, 2005 and 2004 were $40,664 and $1,462,136, respectively. The decrease was mainly due to the decrease in repayments to related parties.

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

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during the years ended December 31, 2004 and December 31, 2005. The countries in which the Metrolink Group conducts the majority of its operations, which include Hong Kong, PRC and the United States, were subject to moderate degree of inflations.

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

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS	PAYMENT DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-Term Debt Obligations	None	--	--	--	--
Capital Lease Obligations	None	--	--	--	--
Operating Lease Obligations (1)	$28,228	$28,228	--	-	--
Purchase Obligations	None	--	--	--	--
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	None	--	--	--	--
Total	$28,228	$28,228	--	--	--
_______________
(1) This obligation arises under the Operating Lease Agreement for MPL subsidiary China Star Management Limited's lease of their offices located at Unit 611 Miramar Tower, 132 Nathan Road, Tsimshatsui, Hong Kong. This lease expired on August 31, 2006.

ITEM 7. FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Entertainment Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Entertainment Group, Inc., a Nevada limited liability company, and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a negative working capital and recent losses from operations, resulting in a net stockholders’ deficiency at December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co.
Clancy and Co., P.L.L.C.
Scottsdale, Arizona

November 10, 2006, except for Note 7 which is dated March 21, 2007

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

(Expressed in U.S. dollars)

ASSETS
Current Assets
Cash and cash equivalents	$269,760
Accounts receivable	86,120
Deposits paid for artist management services	2,064,783
Prepaid expenses and other current assets	4,409
Amounts due from related parties	739,928
Total current assets	3,165,000

Fixed assets, net	48,570

Total Assets	$3,213,570

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities
Accounts payable	$127,877
Accrued liabilities	320,042
Deposits received from customers	1,559,116
Amounts due to related parties	1,870,536
Total current liabilities	3,877,571

Commitments and contingencies

Stockholder’s Deficiency
Share capital: $0.001 par value; 200,000,000 shares authorized; 128,963,425 shares issued and outstanding	128,963
Additional paid-in capital	118,762
Accumulated deficit	(911,726)
Total stockholders’ deficiency	(664,001)

Total liabilities and stockholders’ deficiency	$3,213,570

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

(Expressed in U.S. dollars)	2005	2004

Revenues, net	$1,231,563	$2,599,721

General and administrative expenses	(1,415,163)	(1,325,427)
Provision for impairment for amounts due from related entity	(526,278)	-

Net (losses)/earnings before income taxes	(709,878)	1,274,294

Benefit (provision) for income taxes	920	(125,718)

Net (losses)/earnings	$(708,958)	$1,148,576

Basic and diluted (losses)/earnings per share	$(0.006)	$0.009

Basic and diluted weighted shares outstanding	127,896,106	128,963,402

Dividends	$-	$1,410,256

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
(Expressed in U.S. dollars)	(shares)	(par value)	capital	Deficit	Total

Balance - December 31, 2003	1,000,001	$128,206	$-	$(407,745)	$(279,539)

Effect of reverse acquisition:
Reverse merger equity acquired	9,022,880	9,023	(9,023)	-	-
Retire equity of private company	(1,000,001)	(128,206)	595,620	-	467,414
Issuance of new shares to effect reverse acquisition	119,940,465	119,940	(119,940)	-	-
Rounding share adjustment	57	-	-	-	-

Net earnings	-	-	-	1,148,576	1,148,576

Dividend paid			(466,657)	(943,599)	(1,410,256)

Balance - December 31, 2004	128,963,402	128,963	-	(202,768)	(73,805)

Cancellation of 4,809,522 shares originally issued
pursuant to the Merger in 2004	(4,809,522)	(4,810)	4,810	-	-

Issuance of 1,809,522 shares to an existing shareholder
to settle expenses valued at the fair market value on the
date of issuance	1,809,522	1,810	66,952	-	68,762

Common stock issued for cash	3,000,000	3,000	47,000	-	50,000

Net losses	-	-	-	(708,958)	(708,958)

Rounding share adjustment	23	-	-	-	-

Balance - December 31, 2005	128,963,425	$128,963	$118,762	$(911,726)	$(664,001)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

(Expressed in U.S. dollars)	2005	2004

Cash flows from operating activities
Net (losses)/earnings	$(708,958)	1,148,576
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities
Depreciation on fixed assets	5,527	118
Provision for impairment for amounts due from related entity	526,278	-
Expenses settled by the issuance of common stock	68,762	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	94,106	(115,827)
(Increase) decrease in deposits paid, prepayments and other receivables	767,076	91,027
Increase (decrease) in accounts payable, deposits and accrued liabilities	(422,377)	102,334
Increase (decrease) in income taxes payable	(45,679)	45,679
Net cash flows provided by operating activities	284,735	1,271,907

Cash flows from investing activities
Purchases of fixed assets	(53,431)	(391)
Net cash flows used in investing activities	(53,431)	(391)

Cash flows from financing activities
Common stock issued for cash	50,000	-
Advances from/(repayments to) related parties	(90,664)	(1,462,136)
Net cash flows used in financing activities	(40,664)	(1,462,136)

Increase (decrease) in cash and cash equivalents	190,640	(190,620)

Cash and cash equivalents, beginning of period	79,120	269,740

Cash and cash equivalents, end of period	$269,760	79,120

Cash paid for:
Interest	$-	-
Income taxes	$45,679	-

Supplemental disclosure of noncash operating, investing and financing activities:
Dividends netted against outstanding loans to shareholders	$-	1,410,256
Expenses settled by the issuance of common stock	68,762	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Expressed in U.S. dollars)

1.    BUSINESS OPERATIONS, LIQUIDITY AND GOING CONCERN

Business Operations

China Entertainment Group, Inc. (“CGRP”), is a Nevada limited liability Company that serves as an investment holding company. The Company, through its wholly-owned subsidiaries, is engaged in the provision of artist management services. Our headquarters are located in Hong Kong and we generated revenues in 2005 primarily from operations within Hong Kong and the People’s Republic of China, which accounted for approximately 61% (2004: 91%) and 34% (2004: 8%) of our consolidated net revenues, respectively.

During 2004, CGRP completed a merger (the "Merger") with Metrolink Pacific Limited ("MPL"), an International Business Company organized to do business under the laws of the British Virgin Islands ("BVI"), whereby MPL agreed to transfer all of its issued and outstanding shares in exchange for 109,623,006 shares of common stock of CGRP. As a result of the Merger, MPL became a wholly-owned subsidiary of CGRP and the sole stockholder of MPL, Imperial International Limited ("Imperial"), received an aggregate number of shares of CGRP common stock representing approximately 85% of the total number shares of CGRP's common stock outstanding after the Merger. In addition, the Board and management of CGRP are now controlled by members of the Board of Directors and management of Imperial prior to the merger.

Accordingly, the Merger has been accounted for as a reverse acquisition, with MPL being the accounting parent and CGRP being the accounting subsidiary. The consolidated financial statements include the operations of CGRP, the accounting subsidiary, from the date of acquisition. Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of MPL, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the Merger on their historical basis and the inclusion of the accounting subsidiary's results of operations from that date. Additionally, CGRP adopted the December 31 fiscal year end of the accounting parent.

To effect the reverse acquisition and comply with the terms of the Merger, the Company effectuated a reverse split of its issued and outstanding common stock on a 1.69 to 1 basis, increased the authorized number of shares of its common stock, $0.001 par value per share, from 60,000,000 to 200,000,000, and changed its name to China Artists Agency, Inc. In 2005, the Company changed its name to China Entertainment Group, Inc. The Company's articles were amended with the State of Nevada for all of the board authorized actions.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and unless the context otherwise requires, references to the “Company” shall collectively refer to CGRP, including all of its subsidiaries (see Note 2).

Liquidity and Going Concern

As of December 31, 2005, the Company has a negative working capital and net losses from operations for 2005, resulting in a net stockholders’ deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects to incur additional losses for at least the next twelve months, the Company anticipates that its current cash and cash equivalents and the ability to borrow from related parties will be sufficient to fund its operations at least through December 31, 2006. This assumes the Company either achieves profitable operations and the cash burn rate from the results experienced in the recent past does not increase significantly. If, however, the Company is unable to realize profitable operations and additional resources are required to operate, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern, or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MPL. All significant intercompany transactions and balances have been eliminated in consolidation. MPL’s wholly-owned subsidiaries include China Star Management Limited ("CSML"), Anglo Market International Limited ("AMIL"), and Metrolink Global Limited ("MGL"). The principal activities of MPL’s subsidiaries are the provision of artist management services.

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

Concentration of credit risk - The Company is subject to certain concentrations of credit risk as follows:

•	Due to accounts receivable - The balance in trade receivables at December 31, 2005 includes 3 customers that each accounted for more than 10% of the total accounts receivable balance.
•
Due to revenues and major customers - For the year ended December 31, 2005, 3 (2004: 4) artists each accounted for more than 10% of the Company’s consolidated net revenues and collectively accounted for approximately 74% (2004: 49%) of the Company’s consolidated net revenues.

Earnings per share - Basic earnings per share (“EPS”) is computed by dividing net earnings/(loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed by dividing net earnings/(loss) (numerator) by the weighted average number of common shares outstanding plus dilutive common stock equivalents. There were no common stock equivalents for any of the periods presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123) and SFAS 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. There were no stock options issued or outstanding as of December 31, 2005.

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost would be recognized in the Company’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost would be recognized for warrants and options granted to non-employees for services provided. There were no options or warrants granted for the period presented.

Foreign currency translation - The functional currencies of our foreign subsidiaries are their local currencies, Hong Kong dollars. Revenues and expenses are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the financial statements.

Cash and cash equivalents - Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the related assets, which is five years. Depreciation expense for 2005 was $5,527 (2004: $118). When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are recognized in current operations. Repairs and maintenance are expensed as incurred.

Impairment of long-lived assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

Revenue recognition and provisions for losses - Service fee income from provision of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the Company presents its revenue on a net basis as it acts as an agent for the artists. Revenues on a gross basis for 2005 were approximately $3,016,000 (2004: $7,176,000).

Accounts receivable and provisions for losses - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Provisions for losses are determined on the basis of loss experience and current economic conditions and amounted to $526,278 for the year ended December 31, 2005 (2004: nil). Any significant changes in any of these criteria would impact management’s estimates in establishing our allowance for doubtful accounts.

Advertising costs - Advertising costs are expensed as incurred and were immaterial for both periods presented.

Income taxes - The Company accounts for income taxes using SFAS 109, “Accounting for Income Taxes”. Under SFAS 109, income taxes are accounted for under the asset and liability method. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed and is calculated tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in current operations in the period that includes the enactment date. There are no deferred tax amounts at December 31, 2005.

Reclassifications - Certain accounts have been reclassified to conform to the current periods presentation. There was no effect on net earnings/losses or total stockholders' deficiency for the periods presented.

Recent Accounting Pronouncements - The following is a summary of recently promulgated accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes the Accounting Principles Board (“APB”) APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. The Company does not expect there to be any significant impact of adopting SFAS 123(R) on its consolidated financial position, cash flows and results of operations.

On June 7, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3, (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income (loss) of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect there to be any significant impact of adopting SFAS 154 on its consolidated financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect there to be any significant impact of adopting SFAS 155 on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not expect there to be any significant impact of adopting SFAS 157 on its consolidated financial position, cash flows and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company will apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006. The Company does not expect there to be any significant impact of adopting SAB 108 on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.    RELATED PARTY TRANSACTIONS

Amounts due from (to) related parties are unsecured, interest-free and due on demand. The following table summarizes significant related party transactions as of December 31, 2005.

Related party	Nature of relationship and control	Description of transaction	Consolidated Balance Sheet Balances

Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima and 49% owned by China Star Entertainment Limited	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	$ 739,928

Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	$ 19,231

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	292,037

Imperial International Limited	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	671,028

China Star HK Distribution Limited	Related company, subsidiaries of China Star Entertainment Limited which owns 49% of TAL and Colima owns 51%	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	888,240
			$ 1,870,536

Related party amounts included in the Consolidated Statement of Operations for the periods presented include the following:

Balances
Related party	Nature of relationship and control	Description of transaction	2005	2004

China Star HK Distribution Limited	Related company, subsidiaries of China Star Entertainment Limited which owns 49% of TAL and Colima owns 51%	Service income, net	$ 931,026	$ 2,208,846

China Star Entertainment Limited	Related company, owns 49% of TAL and Colima owns 51% of TAL	Management fee paid	$ 107,693	$ 107,693

China Star Laser Disc Company Limited	Related company, subsidiaries of China Star Entertainment Limited which is ultimately owned 49% with Colima	Management fee paid	$ 507,692	$ 507,692

4.    BALANCE SHEET ITEMS:

DEPOSITS PAID / DEPOSITS RECEIVED

Deposits paid are an asset that represents amounts paid per a signed contract with various famous artists. As the services are performed, the amount is recognized as services charges on the proportion of number of performances performed to the total number of performances contracted. The contract periods range from one year to three years and the artists are liable to provide services for a fixed number of performances.

Deposits received are a liability that represents amounts advanced from customers for artist performance in advertisement, drama, films and concerts. As the services are performed, the amount is reclassified and recognized as revenues. The contract period ranges from one year to three years and the performances contracted were either fixed in term of number of performance or in periods to be performed.

FIXED ASSETS, NET

Office equipment	$1,227
Motor vehicle	53,119
Total	54,346
Less accumulated depreciation	5,776
Net book value	48,570

ACCRUED LIABILITIES

Accrued services charges	$173,987
Accrued professional fees	116,746
Other payables	29,309
320,042

5.    INCOME TAXES

Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong. A reconciliation of the provision for Hong Kong profits follows:

	2005		2004
	$	%	$	%

Net (losses)/earnings before income tax	(708,958)	(100)	1,274,294	100

(Benefit) provision for Hong Kong profits tax	124,228	17.5	(223,002)	(17.5)

Tax effect of loss incurred at the company level	(21,834)	(3.1)	(38,552)	(3.0)

Tax effect of earnings not taxable in determining taxable profits	51,024	7.2	16	-

Tax effect of expenses not deductible in determining taxable profits	(152,504)	(21.5)	(73)	-

Tax effect of unrecognized temporary differences	(914)	(0.1)	84	-

Tax effect of tax loss utilized	-	-	135,809	10.6

Overprovision of income taxes for previous year	920	0.1	-	-

Provision for income taxes	920	0.1	(125,718)	(9.9)

U.S. Income Taxes - For the years ended December 31, 2005 and 2004, the Company generated U.S. net operating losses and, therefore, has no tax liability. The cumulative net operating loss carryforward was approximately $426,000 at December 31, 2005, and is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The valuation allowance increased approximately $74,000 from the year 2004. Realization of deferred tax assets is dependent upon the generation of sufficient taxable income prior to the expiration of tax loss carryforwards, which expire in the year 2025. Management believes it is more likely than not that the net carrying value of the deferred tax asset will not be realized and has provided a 100% valuation allowance. Deferred income taxes consist of the following significant components at U.S. statutory income tax rate of 34% at December 31, 2005:

Total deferred tax assets arising from net operating loss carryforwards - long term	$145,000
Less valuation allowance	(145,000)
Net deferred tax assets	-

6.    STOCKHOLDERS’ EQUITY TRANSACTIONS

Common stock

2004 - Prior to and in connection with the Merger, the Company had the following common stock related activity:

* On November 12, 2004, 575,000 shares of common stock were canceled due to non-performance.

* On November 12, 2004, 2,000,000 shares of common stock were issued to two former officers and directors for debt consisting of $417,733, resulting in a reduction in $266,142 in accrued expenses, $26,902 in shareholder loans, and $124,689 in notes payable due to shareholders. Other liabilities of the legal acquirer of $70,315 (accruals) and $110,899 (accounts payable) existing prior to Merger were assumed by an entity controlled by the former president of the Company prior to the Merger, by means of a pro-rata dividend to the Company's shareholders of record on December 10, 2004.

* On November 15, 2004, the Board of Directors of the Company approved a reverse split of the Company's issued and outstanding common stock at 1.69 to 1. Additionally, to comply with the terms of the Merger for the issuance of 109,623,006 shares of the Company's common stock, the Company increased the authorized shares of its common stock from 60,000,000 to 200,000,000.

* In connection with the Merger, in addition to the 109,623,006 new shares of the Company's common stock issued to effectuate the reverse merger transaction, the Company issued 3,507,937 and 6,809,522 new shares of the Company's common stock to Emerging Growth Partners, Inc. and Orient Financial Services Limited, respectively, unrelated parties, for services provided in relation to the exchange.

* In connection with the Merger, all previously issued stock options (750,000 pre-split) outstanding were forfeited.

2005 - The Company had the following equity transactions during the year:

* In September 2005, the Company's Board of Directors approved the cancellation of 4,809,522 shares of common stock previously issued to Orient Financial Services Limited, an unrelated party, for services provided in connection with the Company's merger agreement in November 2004 (see Note 1).

* In November 2005, the Company sold 3,000,000 shares for cash to Emerging Growth Partners, Inc., an unrelated party, pursuant to an Advisory Service Agreement dated June 6, 2005.

* In November 2005, the Company issued 1,809,522 shares to Sandy Lang, an existing shareholder to settle expenses. A “Deed of Settlement” dated June 8, 2005, was executed between the Company and certain parties, including Sandy Lang. In exchange for the shares issued to Sandy Lang, which were approved by the Company’s Board of Directors, Sandy Lang agreed to settle, forebear to litigate, and release any and all actions or claims (whether directly or indirectly and in whichever jurisdiction) that he has or may have against the Company arising out of, in connection with, or leading to the Merger described in Note 1 above.

Dividends

There were no dividends declared or paid by the Company during the year ended December 31, 2005. In previous year, CSML, a wholly-owned subsidiary of MPL, paid an interim dividend of $1.41 per share ($1,410,256) as a non-cash financing activity by netting the dividend payment against related party balances.

7.    COMMITMENTS AND CONTINGENCIES

Litigation

As more fully described below, the Company is a defendant in a lawsuit filed by two of its former officers alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company. According to the Complaint, the Company is "a nominal Defendant" as Plaintiffs purport to assert claims derivatively on its behalf. Accordingly, it appears no damages or relief are being sought against the Company itself. The Company believes the suit is completely without merit, denies Plaintiffs’ alleged claims, and intends to vigorously defend its position. The details of the complaint are set out below:

On December 20, 2006, Plaintiffs Sanford Lang and Martin Goldrod (collectively, "Plaintiffs") initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court. However, the Company maintains that service of process was improper as no federal summons was included.  Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx)

Operating leases

The Company leases office space under a non-cancelable operating lease through August 31, 2006 at $3,532 per month. The operating lease rental in respect of office premises of the Company charged for 2005 was $42,342 (2004: $70,570). At December 31, 2005, future minimum rental payments due under operating leases were $28,228.

SEC Filings

The Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and is delinquent in filing its periodic filings including its annual report on Form 10-KSB for 2005 and its 2006 quarterly reports on Form 10-QSB. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

8.    SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. MPL’s wholly-owned subsidiaries are as follows: Anglo Market International Limited ("AMIL"), China Star Management Limited ("CSML"), and Metrolink Global Limited ("MGL"). The principal activities of MPL’s subsidiaries are the provision of artist management services. The “other” column represents unallocated corporate-related costs of the parent company.

The Company’s segment information follows:

2005:	AMIL	CSML	MGL	OTHER	Total
Revenues, net	$158,940	793,178	279,445	-	1,231,563
Net earnings/(losses)	$141,958	(796,140)	164,043	(218,819)	(708,958)
Total assets	$20,880	1,976,513	1,216,177	-	3,213,570

2004:	AMIL	CSML	MGL	OTHER	Total
Revenues, net	$535,170	2,064,551	-	-	2,599,721
Net earnings/losses	$516,139	843,744	(3,846)	(207,461)	1,148,576
Total assets	$318,072	2,971,822	889,303	-	4,179,197

Geographic information is based on the location of the selling service. Revenues from external customers by geographic region were as follows:

Year ended December 31:	2005	2004
People’s Republic of China	34%	8%
Hong Kong	61%	91%
Other	5%	1%
	100%	100%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As described in full detail in our Current Report on Form 8-K filed on June 27, 2005, which is incorporated herein by reference, on June 24, 2005, the Company's Board of Directors elected to dismiss Malone & Bailey, PC ("Malone") as its independent registered public accounting firm (“Independent Accountant”) and also elected to retain Clancy and Co., P.L.L.C., ("Clancy") as its new Independent Accountant.

As described in full detail in our Current Report on Form 8-K filed concurrently with this Form 10-KSB and incorporated herein by reference, effective on February 15, 2007, Clancy and Co., P.L.L.C. resigned as the Registrant’s independent accountant engaged to audit the Registrant’s financial statements. As set forth in the Form 8-K, the Registrant is currently engaged in selecting a replacement independent accountant to perform the independent audits and reviews of the Registrant’s financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of December 15, 2006. Ms. Chen Ming Yin, Tiffany and Mr. Tang Chien Chang were named as directors of the Company, effective December 24, 2004. The members of the board of directors of the Company have not yet been named to any board committees. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)
Ms. Chen Ming Yin Tiffany	49	Director
Mr. Tang Chien Chang	48	Director and Chief Executive Officer
Ms. Dorothy Wong	40	Chief Accounting Officer

Biographies of Directors and Executive Officers

TIFFANY CHEN MING YIN, 49, Director. Ms. Chen has produced a number of blockbuster films and is the vice chairman and executive director of two Hong Kong listed companies in the entertainment and multi-media industries. She has over 15 years of experience in the industries. Ms. Chen is not an officer or director of any other U.S. reporting company.

TANG CHIEN CHANG, 48, Director and Chief Executive Officer. Mr. Tang has been self-employed as a businessman and investor in the entertainment industry for at least the last five years. Mr. Tang is not an officer or director of any other U.S. reporting company.

DOROTHY WONG, 40, Chief Accounting Officer (Principal Accounting Officer). Ms. Wong received her degree in Accountancy from City Polytechnic University in 1990. She is member of the Hong Kong Institute of Certified Public Accountants. She is the Financial Controller and Company Secretary of China Star Entertainment Limited ("China Star"), a shareholder of the Company. She joined China Star in 2001. Prior to her employment with China Star, she worked with an international accounting firm for over 10 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by the SEC to furnish us copies of all Section 16(a) forms filed by such reporting persons. To our knowledge, based solely on the Company's review of copies of Forms 3, 4, and 5 filed with the Securities and Exchange Commission, (the "SEC") or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, shareholder Imperial International Limited, the current CEO and director Tang Chien Chang, and current director Tiffany Chen Ming Yin were subject to but have not filed the reports they are required to file under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Dorothy Wong at our principal office.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our directors. Except for those disclosed below, no other executive officers received compensation in excess of $100,000 during the year ended December 31, 2005. All figures are in US dollars.

					Long Term Compensation
	Annual Compensation				Awards	Payouts
				Other	Restricted			All
Name and Principal Position	Year	Salary	Bonus	Annual Compensation	Stock Awards	Options /SARs	LTIP Payout	Other Compensation
Tang Chien Chang(1), CEO and Director	2005	-	-	-	-	-	-	-

	2004	-	-	-	-	-	-	-

Tiffany Chen Ming Yin, Director (2)	2005	15,385	-	-	-	-	-	-

	2004	3,846	-	-	-	-	-	-
_______________
(1)	Mr. Tang was appointed as Director on December 24, 2004. For the year ended December 31, 2005, Mr. Tang did not receive any cash or share-based compensation.

(2)
Ms. Chen was appointed as Director on December 24, 2004. For the year ended December 31, 2005, Ms. Chen received cash compensation of $15,385. No share-based compensation was received during the year ended December 31, 2005.

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

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of April 10, 2007, the Company had a total of approximately 128,963,425 shares of Common Stock, which are the only issued and outstanding voting equity securities of the Company.

The following table sets forth, as of April 10, 2007: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of Common Stock beneficially owned, and the percentage of the Company's Common Stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name, Address and Title	Total Number of Shares of Common Stock	Percentage Ownership of Common Stock (3)
Tiffany Chen Ming Yin Director Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	0 (1)(2)	0%

Tang Chien Chang Director Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	0 (1)(2)	0%

Dorothy Wong Chief Accounting Officer Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	0	0%

All Directors and Executive Officers (3 persons)	0	0%

Other 5% or Greater Owners:

Name, Address and Title	Total Number of Shares of Common Stock	Percentage Ownership of Common Stock (3)
Imperial International Limited Unit 503C, 5/F, Miramar Tower 132 Nathan Road, Tsimshatsui Hong Kong	109,623,006 (2)	85%

Total of All Directors and Executive Officers and 5% or Greater Owners	109,623,006	85%
______________________
(1)
Chen Ming Yin, Tiffany, is a direct 1.51% shareholder of China Star, which is an indirect 49% owner of Together Again Limited ("Together Again"). Tang Chien Chang is indirectly a 50% owner of Colima Enterprises Limited ("Colima"), a 51% owner of Together Again. Imperial International Limited is 100% owned by Together Again. Imperial International Limited owns approximately 85% of China Entertainment Group.

(2)
Imperial International Limited is 100% owned by Together Again. Together Again is 51% owned by Colima, whose directors are Tang Chien Chang and Kim Min Sup, Mark. Colima is 50% owned by Stylish Century Enterprises, Inc., ("Stylish") whose director is Kim Min Sup, Mark; Stylish is 100% owned by Mantex Holdings Limited, whose owner and director is Kim Min Sup, Mark. Colima is 50% owned by Givon Enterprises Corp., ("Givon") whose director is Tang Chien Chang; Givon is 100% owned by Chartwell Overseas Limited ("Chartwell"), whose owner and director is Tang Chien Chang. Together Again is 49% owned by China Star, listed on the Main Board of The Stock Exchange of Hong Kong Limited. China Star is 1.51% owned directly by Ms. Chen Ming Yin, Tiffany; 9.91% owned by Porterstone Limited ("Porterstone"), whose owner is Ms. Chen Min Yin, Tiffany; 2.94% owned by Mr. Heung Wah Keung, and 2.96% owned by Dorest Company Limited ("Dorest"). Dorest is 100% owned by Glenstone Investments Limited ("Glenstone"); Glenstone is 40% owned by Mr. Heung Wah Kueng, and 60% owned by Porterstone.

(3)	Figures may vary slightly due to rounding.

CHANGE IN CONTROL

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS RELATED PARTY TRANSACTIONS:

Amounts due from (to) related parties are unsecured, interest-free and due on demand. Our director Tiffany Chen Ming Yin, is a direct 1.51% shareholder of China Star Entertainment Limited, ("China Star"), which is an indirect 49% owner of Together Again Limited ("Together Again"). Our Chief Executive Officer Tang Chien Chang is indirectly a 50% owner of Colima Enterprises Limited ("Colima"), a 51% owner of Together Again. Imperial International Limited is 100% owned by Together Again. Imperial International Limited owns approximately 85% of China Entertainment Group. The following table summarizes significant related party transactions involving the Company and the related parties as of December 31, 2005:

Amounts due from (to) related parties are unsecured, interest-free and due on demand. The following table summarizes significant related party transactions as of December 31, 2005:

Related party	Nature of relationship and control	Description of transaction	Consolidated Balance Sheet Balances
			2005
Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima and 49% owned by China Star Entertainment Limited	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	$ 739,928

Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	$ 19,231

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	292,037

Imperial International Limited	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	671,028

China Star HK Distribution Limited	Related company, subsidiaries of China Star Entertainment Limited which owns 49% of TAL and Colima owns 51%	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	888,240
			$ 1,870,536

Related party amounts included in the Consolidated Statement of Operations for the periods presented include the following:

Related party	Nature of relationship and control	Description of transaction	Balances
			2005	2004
China Star HK Distribution Limited	Related company, subsidiaries of China Star Entertainment Limited which owns 49% of TAL and Colima owns 51%	Service income, net	$ 931,026	$ 2,208,846

China Star Entertainment Limited	Related company, owns 49% of TAL and Colima owns 51% of TAL	Management fee paid	$ 107,693	$ 107,693

China Star Laser Disc Company Limited	Related company, subsidiaries of China Star Entertainment Limited which is ultimately owned 49% with Colima	Management fee paid	$ 507,692	$ 507,692

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors consent; and
●	obtain shareholder consent where required.

ITEM 13.  EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 17, 2004 by and among, inter alia, the Registrant, Metrolink Pacific, and the shareholders of Metrolink Pacific (1)
3.1(i)	Certificate of Amendment to Articles of Incorporation (1)
3.1(ii)	Articles of Amendment of Articles of Incorporation (2)
3.1(iii)	Articles of Incorporation (3)
3.2	Bylaws (3)
13	Form 10-QSB for the Quarter Ended November 30, 2004 (4)
16.1	Letter on Change of Certifying Accountant (5)
16.2	Letter from Clancy and Co., P.L.L.C. dated April 20, 2007 (8)
21	List of Subsidiaries (7)
31.1	Rule 13a-14(a) Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certifications of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form 8-K Current Report filed on November 19, 2005 (6)
99.2	Schedule 14C Definitive Information Statement filed on November 30, 2004 (1)
_____________________
(1) Incorporated by reference from the Company’s Schedule 14C filed on November 30, 2004.
(2) Incorporated by reference from the Company’s Form 10-QSB filed on October 23, 2001.
(3) Incorporated by reference from the Company’s Form 10-QSB filed on January 19, 2000.
(4) Incorporated by reference from the Company’s Form 10-QSB filed on January 3, 2005.
(5) Incorporated by reference from the Company’s Form 8-K filed on July 27, 2005.
(6) Incorporated by reference from the Company’s Form 8-K filed on November 19, 2005.
(7) Incorporated by reference from the Company’s Form 10-KSB filed on January 13, 2006.
(8) Incorporated by reference from the Company’s Form 8-K filed concurrently with this Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company`s preceding principal independent auditor was Malone & Bailey, PC ("Malone & Bailey"). It audited the Company's financial statements for the previous fiscal years ended February 29, 2004 and February 28, 2003, and reviewed the Company's unaudited financial statements through the quarter ended November 30, 2004. Effective June 24, 2005, we engaged Clancy and Co., P.L.L.C. ("Clancy and Co.") to audit the Company's financial statements. The following are the services provided and the amount billed.

AUDIT FEES

The aggregate fees billed by Malone & Bailey for professional services rendered for the review of the Company's unaudited financial statements through the quarter ended November 30, 2004 and the audit of the Company's annual financial statements for the year ended February 29, 2004 or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagements for those periods/years were $1,000, and $3,500, respectively. The aggregate fees billed by the newly appointed auditor, Clancy and Co., for professional services rendered for the reviews of the Company’s unaudited financial statements and the audit of the Company's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagements for 2004 and 2005 were $30,000 and $52,500, respectively.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for the year ended December 31, 2005 or 2004.

TAX FEES

For the years ended December 31, 2004 and December 31, 2005, there were no fees billed for services for tax compliance, tax advice and tax planning work to the Company.

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

CHINA ENTERTAINMENT GROUP, INC. (Registrant)

Date: April 23, 2007	By:	/s/ Tang Chien Chang
Tang Chien Chang Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tiffany Chen Ming Yin Tiffany Chen Ming Yin	Director	April 23, 2007
/s/ Tang Chien Chang Tang Chien Chang	Director	April 23, 2007