Form 10QSB
period 2006-03-31
China Entertainment Group, Inc.
filed 2008-02-22
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________.

Commission File No. 000-29019

CHINA ENTERTAINMENT GROUP, INC.
(Name of small business issuer as specified in its charter)

NEVADA	22-3617931
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☑

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 20, 2008, there were approximately 128,963,425 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED MARCH 31, 2006

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2006	December 31, 2005
	$	$
ASSETS
Current Assets
Cash and cash equivalents	817,854	269,760
Accounts receivable	53,562	86,120
Deposits paid to artists, prepaid expenses and other current assets	1,472,689	2,069,192
Amount due from an affiliate	4,231	739,928
Total current assets	2,348,336	3,165,000

Fixed assets, net	45,854	48,570

Total assets	2,394,190	3,213,570

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	123,302	127,877
Accrued expenses and other liabilities	310,575	320,042
Deposits received from customers	1,111,662	1,559,116
Amounts due to affiliates	1,521,903	1,870,536
Total current liabilities	3,067,442	3,877,571

Commitments and contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding	128,963	128,963
Additional paid-in capital	118,762	118,762
Accumulated deficit	(920,977)	(911,726)
Total stockholders’ deficiency	(673,252)	(664,001)

Total liabilities and stockholders’ deficiency	2,394,190	3,213,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three months ended March 31,
	2006	2005
	$	$

Revenue, net	581,240	458,956

Other revenue	168	194

General and administrative expenses	(272,479)	(270,140)

Provisions for impairment of deposits paid and other current assets	(318,180)	-

(Loss) income before income taxes	(9,251)	189,010

Income tax expenses	-	-

Net (loss) income	(9,251)	189,010

Basic and diluted (loss) earning per share	(0.0001)	0.001

Basic and diluted weighted average shares outstanding	128,963,425	128,963,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

	Three months March 31,
	2006	2005
	$	$

Operating activities
Net (loss) income	(9,251)	189,010
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	2,716	46
Provisions for impairment of deposits paid and other current assets	318,180	-
Changes in operating assets and liabilities
Decrease in accounts receivable	32,558	3,510
Decrease in deposits paid, prepaid expenses and other current assets	278,323	495,676
Decrease in accounts payable, accrued expenses, other liabilities and deposits received	(461,496)	(190,760)
Decrease in income taxes payable	-	(26,679)
Net cash provided by operating activities	161,030	470,803

Financing activities
Proceeds from bank loan	-	79,369
Advances from (repayments to) affiliates	387,064	(169,134)
Net cash provided by (used in) financing activities	387,064	(89,765)

Increase in cash and cash equivalents	548,094	381,038

Cash and cash equivalents, beginning of period	269,760	79,120

Cash and cash equivalents, end of period	817,854	460,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	LIQUIDITY AND GOING CONCERN

As of March 31, 2006 and December 31, 2005, the Company had negative working capital and accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects to incur additional losses for at least next twelve months, the Company anticipates that its current cash and cash equivalents and the ability to borrow from affiliates will be sufficient to fund its operations at least through March 31, 2007. This assumes the Company either achieves profitable operations and the cash burn rate from the results experienced in the recent past does not increase significantly. If, however, the Company is unable to realize profitable operations and additional resources are required to operate, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern, or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Entertainment Group, Inc. and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accrued expenses necessary for a fair presentation of our condensed consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2005 annual report on Form 10-KSB.

Reclassifications

Certain financial statements line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net revenue, operating result, or net financial position.

Concentration risk

The Company is subject to certain concentration of risk as follow:

•
Due to accounts receivable – Accounts receivable as at March 31, 2006 and December 31, 2005 includes 2 and 3 customers that each accounted for more than 10% of the accounts receivable balance as at the respective balance sheet date.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Due to revenue and major customers – For the three months ended March 31, 2006 and 2005, 1 and 4 artists each accounted for more than 10% of the Company’s net revenue during the corresponding period.

Share-based compensation

Prior to January 1, 2006, the Company applied Statement of Financial Accounting Standards (“SFAS”) 123 and Accounting Principle Board Opinion (“APB”) No. 25 in accounting for its stock option plans that no compensation cost would be recognized in the Company’s consolidated financial statements for stock options granted under any of the stock option plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. Compensation cost was only recognized for warrants and options granted to non-employees for services provided. Effective January 1, 2006, the Company adopted the provisions of SFAS 123-R, Share-Based Payment (“SFAS 123(R)”) in recording and disclosing its share-based compensation. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, is measured based on their grant-date fair value and recognize as expense. The adoption of SFAS 123(R) has no significant impact on the result of operations for the three months ended March 31, 2006 as the Company did not have share-based compensation during that period.

Note 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  SFAS 155 will be effective for the Company beginning January 1, 2007.  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments hold, obtain, or issue as of the adoption date. The Company does not expect there to be any significant impact of adopting SFAS 155 on its consolidated financial positions, cash flows and results of operation.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial positions, cash flows and results of operation.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008.  The Company does not expect there to be any significant impact of adopting SFAS 157 on its consolidated financial positions, cash flows and results of operation.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006.  The application of this guidance has not had a material effect on the Company’s consolidated financial position, cash flows and results of operation.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial positions, cash flows and results of operation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Metrolink Pacific Limited’s (“MPL’s”) wholly-owned subsidiaries are as follows: Anglo Market International Limited ("AMIL"), China Star Management Limited ("CSML"), and Metrolink Global Limited ("MGL"). The principal activities of MPL’s subsidiaries are the provision of artist management services. The “other” column represents unallocated corporate-related costs of the parent company.

The Company’s segment information for the three months ended March 31, 2006 and 2005 and as at March 31, 2006 and 2005 are as follows:

2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	4,968	576,272	-	-	581,240
Net (loss) income	1,082	253,125	(262,785)	(673)	(9,251)
Total assets	21,290	1,619,413	753,487	-	2,394,190

2005	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	42,563	416,393	-	-	458,956
Net income (loss)	38,522	154,334	(3,846)	-	189,010
Total assets	146,998	2,949,615	968,672	-	4,065,285

Geographic information is based on the location of the selling service. Revenue from external customers by geographic region are as follows:

	Three month ended
	March 31
	2006	2005
People’s Republic of China	-	10%
Hong Kong	99%	87%
United States of America	1%	2%
Other	-	1%

	100%	100%

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.	PROVISIONS FOR IMPAIRMENT OF DEPOSITS PAID

Certain of the artist management contracts were expired during the three months ended March 31, 2006 and the Company has made provisions for impairment of deposits paid in the amount of approximately $316,000.

Note 6.	INCOME TAX EXPENSES

No income tax expenses were provided for the three months ended March 31, 2006 and 2005 as the Company and its subsidiaries did not have assessable profit at each period present.

Note 7.	CONTINGENCIES AND COMMITMENTS

Litigations

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx). On December 20, 2006, plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company. The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court. According to the Complaint, the Company is “a nominal Defendant” as Plaintiffs purport to assert claims derivatively on its behalf. Accordingly, it appears that no relief is being sought against the Company itself. On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them. The parties submitted a Joint Stipulation to Stay all proceedings in the action to allow for the satisfaction of certain obligations set forth in the confidential settlement agreement. Subject to satisfactory discharge of those obligations, it is anticipated that a dismissal of the action will be filed no later than early January 2009.

SEC filings

The Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the “1934 Act”) and is delinquent in filing its periodic filings including its annual report on Form 10-KSB for 2006 and its 2006 and 2007 quarterly reports on Form 10-QSB. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

Operating leases commitments

The Company leases office space under a non-cancellable operating lease through August 31, 2006 at $3,528 per month. Minimum future payments required under the non-cancelable operating lease in effect as of March 31, 2006 is as follow:

$
2006	17,642

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.	RELATED PARTY TRANSACTIONS

Amounts due from/to affiliates are unsecured, interest-free and due on demand. The following table summarizes significant related party balances at March 31, 2006 and December 31, 2005:

Related party	Nature of relationship and control	Description of transactions	March 31, 2006	December 31, 2005
			$	$

Due from
Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima Enterprise Holdings, Inc. (“Colima”) and 49% owned by China Star Entertainment Limited (“China Star”)	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	4,231	739,928

Due to
Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	23,077	19,231

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	87,651	292,037

Imperial International Limited	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	669,105	671,028

China Star HK Distribution Limited (“China Star Distribution”)	Related company, a subsidiary of China Star which owned 49% of TAL	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	742,070	888,240

			1,521,903	1,870,536

Related party transactions included in the condensed consolidated statement of income for the periods presented include the following:

Related party	Nature of relationship and control	Description of transactions	Three months ended March 31,
			2006	2005
			$	$

China Star Distribution	Related company, a subsidiary of China Star which owned 49% of TAL	Service income, net (note a)	541,205	377,821

China Star	Related company, owned 49% of TAL	Management fee paid (note b)	26,923	26,923

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owned 49% of TAL	Management fee paid (note b)	126,923	126,923

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

	(b)	The transactions were carried out at terms agreed between both parties.

Note 9.	SUBSEQUENT EVENT

On January 17, 2008, the Company entered into an agreement (the “Agreement”) with Imperial International Limited (“Imperial”), an intermediate holding company, that the Company agreed to sell and Imperial agreed to purchase 100% of total issued and paid up capital of MPL (the “Disposal”) at a consideration of $1 with effect from December 31, 2007.

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES.  AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS.  WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

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

As of March 31, 2006, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% equity interest in Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services.   Our principal executive office is located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. Our telephone number is 011-852-2313-1888.

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

On November 17, 2004, our Board of Directors unanimously approved, subject to shareholder approval, entering into a Share Exchange Agreement (the "Agreement") with MPL, an international business company organized to do business under the laws of the British Virgin Islands. At that time, MPL was wholly owned by Imperial International Limited ("Imperial"), a company incorporated under the laws of the British Virgin Islands. The parent company and 100% owner of Imperial is Together Again Limited ("Together Again").

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

As discussed more fully in the Company’s Current Report on Form 8-K (the “Form 8-K”) filed concurrently with this Form 10-QSB, on January 17, 2008, the Company entered into an Agreement (“Agreement”) with Imperial, the Company’s current majority shareholder, pursuant to which the Company agreed to sell and Imperial agreed to purchase substantially all of the Company’s assets.  Pursuant to the Agreement, the Company will sell 100% of total issued and paid up capital of MPL, the Company’s wholly-owned subsidiary and operating business to Imperial with effect from December 31, 2007 in exchange for Imperial’s payment of US$1 to the Company (the “Asset Sale”) at the closing of the Asset Sale transaction (the “Closing”).  The Closing of the proposed Asset Sale transaction is subject to the satisfaction of all of the closing conditions set forth in the Agreement including majority shareholder approval of the Asset Sale, and also the Company’s compliance with the shareholder notification provisions of Section 14(c) of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder as applicable to the Asset Sale, and thus the Closing date of the Asset Sale is uncertain.  If the proposed Asset Sale transaction is completed, the Company presently intends to maintain its corporate existence.  Although there are no specific plans, Company expects that it may seek to find a private, operating company with which to combine.  In the event Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company.  There can be no assurance that Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed.  The Agreement was attached to the Form 8-K as Exhibit 10.1 and is incorporated herein by reference; provided, however, that the warranties and representations contained in such agreement are made solely to Imperial and solely for purposes of the proposed Asset Sale.  The foregoing summary and description do not purport to be complete and are qualified in their entirety by reference to the Agreement.

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are issued and outstanding as of February 20, 2008.  We are currently not authorized to issue preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

 In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  SFAS 155 will be effective for the Company beginning January 1, 2007.  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments hold, obtain, or issue as of the adoption date. The Company does not expect there to be any significant impact of adopting SFAS 155 on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial positions, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another accounting principles generally accepted in the United States of America (“US GAAP”) requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008.  The Company does not expect there to be any significant impact of adopting SFAS 157 on its consolidated financial positions, cash flows and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006.  The application of this guidance has not had a material effect on the Company’s consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial positions, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis or Plan of Operations section discusses our financial statements, which have been prepared in accordance with US GAAP. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.

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

Use of Estimates

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

General results of operations for the three months ended March 31, 2006 compared to March 31, 2005 are summarized as follows:

Three Months Ended March 31:	2006	2005	Change

Revenue	$581,408	$459,150	26.6%
General and administrative expenses	(272,479)	(270,140)	0.9%
Provisions for impairment of deposits paid
and other current assets	(318,180)	-	100.0%
(Loss) income before income taxes	(9,251)	189,010	(104.9	) %
Income taxes expenses	-	-	-%
Net (loss) income	$(9,251)	$189,010	(104.9	) %

REVENUE

Our consolidated revenue increased 26.6% to $581,408 for the three months ended March 31, 2006 from $459,150 for the same period in 2005.  The increase in revenue was a result of increased number of films produced by China Star Group in the beginning of 2006 and thus increased the opportunities for performances by our artists.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses incurred for the three months ended March 31, 2006 increased $2,339, or 0.9%, to $272,479 compared to $270,140 for the same period in 2005.  General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The fluctuation was insignificant.

PROVISIONS FOR IMPAIRMENT OF DEPOSITS PAID AND OTHER CURRENT ASSETS

The increase in provisions for impairment of deposits paid and other current assets was that certain of the artist management contracts were expired during the three months ended March 31, 2006 and the Company has made provisions for impairment of deposits paid in the amount of approximately $316,000.

INCOME TAXES EXPENSES

The income taxes expenses represent the aggregate taxes provided on the assessable profits for the consolidated entities. No income taxes expense was provided for the three months ended March 31, 2006 because the Company incurred a tax loss for the period. No income taxes expense was provided for the three months ended March 31, 2005 because no income tax was required under the local jurisdiction at where the income was derived and there was tax losses brought forward from prior years to offset the assessable profits for the period ended March 31, 2005.

NET (LOSS) INCOME

Net result for the three months ended March 31, 2006 decreased $198,261, or 104.9%, to a negative $9,251 compared to $189,010 for the same period in 2005. The decrease in net result was due to provisions for impairment of deposits paid and other current assets recognized.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Three Months Ended March 31:	2006	2005	Change

Net cash provided by operating activities	$161,030	$470,803	(65.8	) %

Net cash used in investing activities	$-	$-	0.0%

Net cash provided by (used in) financing activities	$387,064	$(89,765)	531.2%

LIQUIDITY

We had negative working capital as at March 31, 2006 of $719,106.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the three months ended March 31, 2006, net cash flows provided by operating activities was $161,030 (2005: $470,803) primarily resulting from a decrease in deposits paid and a decrease in accrued expenses, other liabilities and deposits received.

CASH FLOWS FROM INVESTING ACTIVITIES:

For the three months ended March 31, 2006, there were no investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash flows provided by financing activities for the three months ended March 31, 2006 was $387,064.  The cash inflows were mainly provided by advances from certain affiliates. Net cash flows used in financing activities for the three months ended March 31, 2005 was $89,765, representing repayments to certain affiliates combined with an increase in bank loan.

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

PART II -- OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx).  On December 20, 2006, plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court.  According to the Complaint, the Company is “a nominal Defendant” as Plaintiffs purport to assert claims derivatively on its behalf.  Accordingly, it appears that no relief is being sought against the Company itself.  On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them.  The parties submitted a Joint Stipulation to Stay all proceedings in the action to allow for the satisfaction of certain obligations set forth in the confidential settlement agreement.  Subject to satisfactory discharge of those obligations, it is anticipated that a dismissal of the action will be filed no later than early January 2009.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

CHINA ENTERTAINMENT GROUP, INC. (Registrant)

Dated: February 22, 2008	By:	/s/ Tang Chien Chang
Tang Chien Chang
Chief Executive Officer