Form 10QSB
period 2006-09-30
China Entertainment Group, Inc.
filed 2008-02-22
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED SEPTEMBER 30, 2006

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2006	December 31, 2005
	$	$

ASSETS
Current Assets
Cash and cash equivalents	976,162	269,760
Accounts receivable	54,214	86,120
Deposits paid to artists, prepaid expenses and other current assets	1,258,840	2,069,192
Amount due from an affiliate	15,771	739,928
Total current assets	2,304,987	3,165,000

Fixed assets, net	40,561	48,570

Total assets	2,345,548	3,213,570

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	132,631	127,877
Accrued expenses and other liabilities	123,539	320,042
Deposits received from customers	1,348,042	1,559,116
Amounts due to affiliates	1,656,915	1,870,536
Total current liabilities	3,261,127	3,877,571

Commitments and contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding	128,963	128,963
Additional paid-in capital	118,762	118,762
Accumulated deficit	(1,163,304)	(911,726)
Total stockholders’ deficiency	(915,579)	(664,001)

Total liabilities and stockholders’ deficiency	2,345,548	3,213,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	$	$	$	$

Revenue, net	75,375	87,142	848,052	931,363

Other revenue	186	114	738	370

Reversal of provision for impairment of amount due from an affiliate	-	-	88,738	-

General and administrative expenses	(257,351)	(267,317)	(858,755)	(805,990)

Provisions for impairment of deposits paid and other current assets	(3,324)	-	(330,350)	-

(Loss) income before income taxes	(185,114)	(180,061)	(251,577)	125,743

Income tax expenses	-	-	-	-

Net (loss) income	(185,114)	(180,061)	(251,577)	125,743

Basic and diluted (loss) earning per share	(0.001)	(0.001)	(0.002)	0.001

Basic and diluted weighted average shares outstanding	128,963,425	127,708,769	128,963,425	127,708,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

	Nine months ended September 30,
	2006	2005
	$	$
Operating activities
Net (loss) income	(251,577)	125,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	8,156	2,811
Provisions for impairment of deposits paid and other current assets	330,350	-
Changes in operating assets and liabilities
Decrease in accounts receivable	31,906	18,179
Decrease in deposits paid, prepaid expenses and other current assets	480,001	756,114
Decrease in accounts payable, accrued expenses, other liabilities and deposits received	(402,823)	(509,956)
Decrease in income taxes payable	-	(26,679)
Net cash provided by operating activities	196,013	366,212

Investing activities
Purchase of fixed assets	(147)	(53,432)
Net cash used in investing activities	(147)	(53,432)

Financing activities
Proceeds from bank loan	-	298,739
Advances from (repayments to) affilities	510,536	(398,909)
Net cash provided by (used in) financing activities	510,536	(100,170)

Increase in cash and cash equivalents	706,402	212,610

Cash and cash equivalents, beginning of period	269,760	79,120

Cash and cash equivalents, end of period	976,162	291,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	LIQUIDITY AND GOING CONCERN

As of September 30, 2006 and December 31, 2005, the Company had negative working capital and accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects to incur additional losses for at least next twelve months, the Company anticipates that its current cash and cash equivalents and the ability to borrow from affiliates will be sufficient to fund its operations at least through September 30, 2007. This assumes the Company either achieves profitable operations and the cash burn rate from the results experienced in the recent past does not increase significantly. If, however, the Company is unable to realize profitable operations and additional resources are required to operate, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern, or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Concentration risk

The Company is subject to certain concentration of risk as follow:

•
Due to accounts receivable – Accounts receivable as at September 30, 2006 and December 31, 2005 includes 4 and 2 customers that each accounted for more than 10% of the accounts receivable balance as at the respective balance sheet date.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
Due to revenues and major customers – For the three months ended September 30, 2006 and 2005, 3 artists that each accounted for more than 10% of the Company’s net revenue during the corresponding period.  For the nine months ended September 30, 2006 and 2005, 4 and 3 artists that each accounted for more than 10% of the Company’s net revenue during the corresponding period.

Share-based compensation

Prior to January 1, 2006, the Company applied Statement of Financial Accounting Standards (“SFAS”) 123 and Accounting Principle Board Opinion (“APB”) No. 25 in accounting for its stock option plans that no compensation cost would be recognized in the Company’s consolidated financial statements for stock options granted under any of the stock option plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. Compensation cost was only recognized for warrants and options granted to non-employees for services provided. Effective January 1, 2006, the Company adopted the provisions of SFAS 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, is measured based on their grant-date fair value and recognize as expense. The adoption of SFAS 123(R) has no significant impact on the result of operations for the three months and nine months ended September 30, 2006 as the Company did not have share-based compensation during those periods.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006.  The application of this guidance has not had a material effect on the Company’s consolidated financial positions, cash flows and results of operation.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Metrolink Pacific Limited (“MPL’s”) wholly-owned subsidiaries are as follows: Anglo Market International Limited ("AMIL"), China Star Management Limited ("CSML"), and Metrolink Global Limited ("MGL"). The principal activities of MPL’s subsidiaries are the provision of artist management services. The “other” column represents unallocated corporate-related costs of the parent company.

The Company’s segment information for the three and nine months ended September 30, 2006 and 2005 and as at September 30, 2006 and 2005 are as follows:

Three months ended September 30, 2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	-	75,375	-	-	75,375
Net loss	(4,630)	(164,617)	(3,845)	(12,022)	(185,114)
Total assets	109,033	1,320,674	915,841	-	2,345,548

Three months ended September 30, 2005	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	64,429	22,713	-	-	87,142
Net income (loss)	60,249	(242,861)	(3,846)	6,397	(180,061)
Total assets	73,874	2,454,671	1,322,879	-	3,851,424

Nine months ended September 30, 2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	49,913	798,139	-	-	848,052
Net (loss) income	37,581	40,791	(270,477)	(59,472)	(251,577)
Total assets	109,033	1,320,674	915,841	-	2,345,548

Nine months ended September 30, 2005	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	143,982	507,936	279,445	-	931,363
Net income (loss)	131,703	(280,247)	267,890	6,397	125,743
Total assets	73,874	2,454,671	1,322,879	-	3,851,424

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Geographic information is based on the location of the selling service. Revenues from external customers by geographic region were as follows:

	Three months ended		Nine months ended
	30 September		30 September
	2006	2005	2006	2005
People’s Republic of China	56%	21%	14%	41%
Hong Kong	44%	12%	85%	52%
United States of America	-	-	1%	-
Taiwan	-	67%	-	7%

	100%	100%	100%	100%

Note 5.	PROVISIONS FOR IMPAIRMENT OF DEPOSITS PAID

Certain of the artist management contracts were expired during the three months and nine months ended September 30, 2006 and the Company has made provisions for impairment of deposits paid in the amount of approximately $3,000 and $328,000, respectively.

Note 6.	INCOME TAX EXPENSES

No income tax expenses were provided for the three and nine months ended September 30, 2006 and 2005 as the Company and its subsidiaries did not have assessable profit at each period presented.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amounts due from/to affiliates are unsecured, interest-free and due on demand. The following table summarizes significant related party balances as at September 30, 2006 and December 31, 2005:

Related party	Nature of relationship and control	Description of transactions	September 30, 2006	December 31, 2005
			$	$

Due from
Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima Enterprise Holdings, Inc. (“Colima”) and 49% owned by China Star Entertainment Limited (“China Star”)	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	15,771	739,928

Due to
Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	11,538	19,231

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	250,005	292,037

Imperial International Limited	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	666,797	671,028

China Star HK Distribution Limited (“China Star Distribution”)	Related company, a subsidiary of China Star which owned 49% of TAL	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	728,575	888,240

			1,656,915	1,870,536

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Related party transactions included in the condensed consolidated statement of income for the periods presented include the following:

Related party	Nature of relationship and control	Description of transactions	Three months ended September 30,				Nine months ended September 30,
			2006		2005		2006		2005
			$		$		$		$

China Star Distribution	Related company, a subsidiary of China Star which owned 49% of TAL	Services income, net (note a)		-		-		572,615		377,821

China Star	Related company, owned 49% of TAL	Management fee paid (note b)		26,923		26,923		80,769		80,769

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owned 49% of TAL	Management fee paid (note b)		126,923		126,923		380,769		380,769

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

	(b)	The transactions were carried out at terms agreed between both parties.

Note 9.	SUBSEQUENT EVENT

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

As of September 30, 2006, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% equity interest in Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services.   Our principal executive office is located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. Our telephone number is 011-852-2313-1888.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Acocunting Standards (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  SFAS 155 will be effective for the Company beginning January 1, 2007.  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments hold, obtain, or issue as of the adoption date. The Company does not expect there to be any significant impact of adopting SFAS 155 on its consolidated financial positions, cash flows and results of operations.

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

RESULTS OF OPERATIONS

General results of operations for the three and six months ended September 30, 2006 compared to September 30, 2005 are summarized as follows:

Three Months Ended September 30:	2006	2005	Change

Revenue	$75,561	$87,256	(13.4	) %
Reversal of provision for impairment of
amount due from an affiliate	-	-	-%
General and administrative expenses	(257,351)	(267,317)	(3.7	) %
Provisions for impairment of deposits paid
and other current assets	(3,324)	-	100.0%
Loss before income taxes	(185,114)	(180,061)	2.8%
Income taxes expenses	-	-	-%
Net loss	$(185,114)	$(180,061)	2.8%

Nine Months Ended September 30:	2006	2005	Change

Revenue	$848,790	$931,733	(8.9	) %
Reversal of provision for impairment of
amount due from an affiliate	88,738	-	100.0%
General and administrative expenses	(858,755)	(805,990)	6.5%
Provisions for impairment of deposits paid
and other current assets	(330,350)	-	100.0%
(Loss) income before income taxes	(251,577)	125,743	(300.1	) %
Income taxes expenses	-	-	-%
Net (loss) income	$(251,577)	$125,743	(300.1	) %

REVENUE

Our consolidated revenue decreased 13.4% to $75,561 for the three months ended September 30, 2006 from $87,256 for the same period in 2005. Our consolidated revenue decreased 8.9% to $848,790 for the nine months ended September 30, 2006 from $931,733. The decrease in consolidated revenue was a result of decreased number of performances by our artists. Rampant piracy and the downturn of Hong Kong made movies affected the overall revenue of all movies in Hong Kong. Accordingly, movie investors were more cautious in producing movies, thereby decreasing the opportunities for performances by our artists.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses incurred for the three months ended September 30, 2006 decreased $9,966, or 3.7%, to $257,351 compared to $267,317 for the same period in 2005.  General and administrative expenses incurred for the nine months ended September 30, 2006 increased $52,765, or 6.5%, to $858,755 compared to $805,990 for the same period in 2005.  General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The increase was due to increase in professional fees.

PROVISIONS FOR IMPAIRMENT OF DEPOSITS AND OTHER CURRENT ASSETS

The increase in provisions for impairment of deposits paid and other current assets was that certain of the artist management contracts were expired during the three and nine months ended September 30, 2006 and the Company has made provisions for impairment of deposits paid in the amount of approximately $3,000 and $328,000 respectively.

INCOME TAXES EXPENSES

The income taxes expenses represent the aggregate taxes provided on the assessable profits for the consolidated entities. No income taxes expenses were provided for the three and nine months ended September 30, 2006 because the Company incurred tax losses for the periods. No income taxes expenses were provided for the three and nine months ended September 30, 2005 because no income taxes were required under the local jurisdiction at where the income was derived and there were tax losses brought forward from prior years to offset the assessable profits for the periods ended September 30, 2005.

NET (LOSS) INCOME

Net result for the three months ended September 30, 2006 increased $5,053, or 2.8%, to $185,114 compared to $180,061 for the same period in 2005.  The increase in net result was due to a 13.4% decrease in revenue and the provisions for impairment of deposits paid and other current assets recognized, offset by a decrease in general and administrative expenses.

Net result before income taxes for the nine months ended September 30, 2006 decreased $377,320, or 300.1%, to a negative $251,577 compared to $125,743 for the same period in 2005.  The decrease in net result was due to a decrease in revenue and increases in general and administrative expenses and the provisions for impairment of deposits paid and other current assets.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Nine Months Ended September 30:	2006	2005	Change

Net cash provided by operating activities	$196,013	$366,212	(46.5	) %

Net cash used in investing activities	$(147)	$(53,432)	(99.7	) %

Net cash provided by (used in) financing activities	$510,536	$(100,170)	609.7%

LIQUIDITY

We had negative working capital as at September 30, 2006 of $956,140.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the nine months ended September 30, 2006, net cash flows provided by operating activities was $196,013 (2005: $366,212) primarily resulting from a decrease in deposits paid and a decrease in accrued expenses, other liabilities and deposits received.

CASH FLOWS FROM INVESTING ACTIVITIES:

For the nine months ended September 30, 2006, net cash flow used in investing activities were $147 as compared to $53,432 for the same period in 2005. The decrease was attributable to a decrease in addition to fixed assets.

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash flows provided by financing activities for the nine months ended September 30, 2006 was $510,536.  The cash inflows were mainly provided by advances from certain affiliates.  Net cash flows used in financing activities for the nine months ended September 30, 2005 was $100,170, representing repayments to certain affiliates combined with an increase in bank loan.

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

PART II -- OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 17, 2004 by and among, inter alia, the Registrant, Metrolink Pacific, and the shareholders of Metrolink Pacific (1)
3.1(i)	Certificate of Amendment to Articles of Incorporation (1)
3.1(ii)	Articles of Amendment of Articles of Incorporation (2)
3.1(iii)	Articles of Incorporation (3)
3.1(iv)	Articles of Merger (3)
3.2	Bylaws (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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