Form 10KSB
period 2006-12-31
China Entertainment Group, Inc.
filed 2008-03-14
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,080,040.

As of March 11, 2008, the registrant had 19,340,419 common shares outstanding that were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates was approximately $251,425. This calculation is based upon the closing sale price of $0.013 per share as of March 11, 2008.

As of March 11, 2008, there were 128,963,425 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format: Yes [__] No [X]

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

PART I		Page
Item 1.	Description of Business	2
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to Vote of Security Holders	8

Signatures	25

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

As of December 31, 2006, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services. Our principal executive office is located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong, China. Our telephone number is 011-852-2313-1888.

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

On November 17, 2004, our Board of Directors unanimously approved, subject to shareholder approval, entering into a Share Exchange Agreement (the "Agreement") with MPL, an international business company organized to do business under the laws of the British Virgin Islands.  At that time, MPL was wholly owned by Imperial International Limited ("Imperial"), a company incorporated under the laws of the British Virgin Islands. The parent company and 100% owner of Imperial is Together Again Limited ("TAL").

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

On January 17, 2008, the Company entered into an Agreement (“Agreement”) with Imperial, the Company’s current majority shareholder, pursuant to which the Company agreed to sell and Imperial agreed to purchase substantially all of the Company’s assets. Pursuant to the Agreement, the Company will sell 100% of total issued and paid up capital of MPL, the Company’s wholly-owned subsidiary and operating business to Imperial with effect from December 31, 2007 in exchange for Imperial’s payment of US$1 to the Company (the “Asset Sale”) at the closing of the Asset Sale transaction (the “Closing”). The Closing of the Asset Sale transaction is subject to the satisfaction of all of the closing conditions set forth in the Agreement. As of the date of this filing, all of the closing conditions have either been satisfied or waived by the Parties except for the Company’s compliance with the required notification provisions of Section 14(c) of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder in regards to administrative notification of all Company shareholders regarding the majority shareholder’s approval of the Asset Sale (the “14C Requirements”).  The Company presently intends to maintain its corporate existence after the Asset Sale transaction is fully completed.  Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine. In the event Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company. There can be no assurance that the Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed. The Agreement was attached to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2008 as Exhibit 10.1 and is incorporated herein by reference; provided, however, that the warranties and representations contained in such agreement are made solely to Imperial and solely for purposes of the Asset Sale. The foregoing summary and description do not purport to be complete and are qualified in their entirety by reference to the Agreement.

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are currently issued and outstanding as of March 11, 2008.  We are currently not authorized to issue preferred stock.

DESCRIPTION OF OUR BUSINESS OPERATIONS

HISTORICAL FINANCIAL STATEMENTS

As a result of the reverse acquisition that occurred on November 17, 2004, the financial statements of the Company became the historical financial statements of the accounting parent.  In summary, the accounting effect of the reverse acquisition results in MPL as the accounting parent and China Entertainment Group (the former public shell) as the accounting subsidiary.  The consolidated financial statements include the operations of the accounting subsidiary from the date of acquisition and reflect the historical financial statements of MPL, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the Merger (November 17, 2004) on their historical basis, and the inclusion of the accounting subsidiary's results of operations from that date.  Additionally, China Entertainment Group adopted the fiscal year of the accounting parent, December 31, effective from December 24, 2004.

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

Emperor engages in the production and distribution of local and foreign records, artist management, and the organization of concerts, stage performances and dramas.  Our Company's talent is comprised mainly of actors and actresses who appear in films and may also perform as vocalists, although their main talent is in acting.  In contrast, Emperor's artists are mainly local singers who also incidentally appear in film and other performances.  We are primarily a provider of management and related services acting talent, whereas Emperor is a competitor in a slightly different market, which is that of vocalists.  In addition, our artists tend to appear in more international and Asia Pacific films, whereas Emperor's artists tend to appear more in productions locally. Currently, Emperor’s artists have diversified more performances in films and more international.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

The Company and its subsidiaries' principal activity is the provision of artist management services and thus it does not require the purchase of raw materials.

SEASONAL VARIATIONS

Our Company does not experience seasonal variations.

CONCENTRATION OF CUSTOMERS

As of December 31, 2006, all of the Company's revenues were generated by 17 artists, and the aggregate revenues from 2 of these artists accounted for more than 60% of the Company’s revenues.  The loss of any and/or all of these artists could have a material adverse effect on our business.

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

EMPLOYEES

As of December 31, 2006, our Company had approximately 5 full-time employees and none of our employees are covered by collective bargaining agreements.  We have not experienced any labor shortages as our operations relied on services generated both internally and externally.  In addition to services provided by our employees, we also relied on management services provided by related companies. The breakdown of the number of employees for each of the business units of the Company is as follows:

Company and Subsidiaries	Number of Employees

China Entertainment Group, Inc.	0
Anglo Market International Limited	0
China Star Management Limited	5
Metrolink Global Limited	0
Metrolink Pacific Limited	0
TOTAL	5

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

RISK RELATED TO OUR FINANCIAL POSITIONS AND LIQUIDITY

THE COMPANY HAS RECEIVED AUDIT OPINIONS WITH AN EXPLANATORY PARAGRAPH REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

The audit report our independent registered public accounting firms issued on our audited financial statements for the fiscal year ended December 31, 2006 and 2005 contain explanatory paragraphs regarding our ability to continue as a going concern.  We had negative working capital and recurring losses from operations for both years, resulting in net stockholders’ deficiency.  These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements for both years do not include any adjustment that might result from the outcome of this uncertainty.

RISKS RELATED TO OUR BUSINESS

WE DEPEND ON A LIMITED POOL OF ACTING AND RECORDING TALENT.

Our failure to maintain or renew contracts with these individuals will significantly hinder our ability to generate revenues. Our Company manages contracts of acting talent and recording artists in relation to those artists' engagements with, among other things, the film, recording, television and video industry.  We depend on a pool of individuals willing and able to accept production assignments as negotiated.  Our ability to succeed will be significantly impaired if we are unable to arrange for suitable projects for our talent while providing them with attractive compensation packages.  The highly personalized nature of the services contracted for and required in this industry makes it extremely difficult to predict the availability of current and future performers, our ability to continue to engage that talent and Metrolink Group's ability to arrange for suitable engagements for their services.  We are materially dependent upon the continued availability of such talent and opportunities for their engagement. Our failure to continue those operations will significantly hinder our ability to conduct business and generate revenues.  We cater to the film, television, and recording and movie industries and thus we are affected by changes or trends occurring within those industries.

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

Additional variables that will affect our success include location and timing of film, television, recording or video productions and the conditions under which the talent that we engage are required to perform.  Typically, project production dates for larger scale endeavors are well in advance of release dates. Smaller scale production endeavors are usually scheduled closer to their release date.  We anticipate that our operating results will fluctuate as a result of these and other factors, including overall trends in the economy and client engagement patterns, which are characterized by individual engagements from clients rather than long-term contracts.  As such, we may not be able to anticipate, for more than a few months in advance, the number, size and profitability of talent engagements in a given period.  Consequently, the operating results for one quarter are not necessarily indicative of the operating results for future quarters or the entire year then ended.

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

We believe that Emperor is one of our primary competitors.  Emperor is based in Hong Kong, and engages in the production and distribution of local and foreign records, artist management, and organization of concerts, stage performances and dramas.  Emperor may be able to maintain or increase its market share by negotiating more favorable terms with artists and obtaining a greater pool of talent with which to operate. Our Company expects ongoing competition and pricing pressure from Emperor.  We cannot guarantee that we will be able to obtain market share or profitability.

RISKS RELATED TO OWNING OUR COMMON STOCK:

Our Company's principal security holder, Imperial, owns a majority of our outstanding common stock, allowing this shareholder to control matters requiring approval of our shareholders.  Our principal security holder owns approximately 85% of our outstanding shares of our common stock. Such concentrated control of the company may adversely affect the price of our common stock.  Our principal security holder will control matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require shareholder approval.  In addition, certain provisions of the Nevada Revised Statutes could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us in the future.

Because our common stock will be subject to the "penny stock" rules, the level of trading activity in our stock may be reduced, which may make it difficult for investors in our common stock to sell their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 2.	DESCRIPTION OF PROPERTY

Effective August 15, 2006, our principal executive offices are located in a facility consisting of approximately 2,683 square feet located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. We do not own this property and we have not entered into a lease of this office space because it is shared with other affiliated companies.

We believe that the current facilities occupied by the Company and its subsidiaries will be able to meet the Company's operational needs for the coming two years.

ITEM 3.	LEGAL PROCEEDINGS

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx).  On December 20, 2006, plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court.  According to the Complaint, the Company is “a nominal Defendant” as Plaintiffs purport to assert claims derivatively on its behalf.  Accordingly, it appears that no relief is being sought against the Company itself.  On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them.  Subject to satisfactory discharge of certain obligations set forth in the confidential settlement, it is anticipated that a dismissal of the action will be filed no later than early January 2009.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the SEC.  You may read and copy these reports and other information we file at the SEC’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the SEC at www.sec.gov.

MARKET FOR COMMON EQUITY

Our Common Stock is traded over-the-counter and quoted on the National Quotation Bureau's Pink Sheets under the symbol "CGRP".  Until April 17, 2000, our common stock was listed on the OTC Electronic Bulleting Board under the symbol "IAMK.OB".  After entering into the Agreement, we changed our symbol from "IAMK.OB" to "CAAY.OB" with CUSIP Number 16936W 10 4, and these changes became effective on December 21, 2004.  In June 2005, in connection with our name change to China Entertainment Group, Inc., our ticker symbol changed to “CGRP.OB” with CUSIP Number 16939C105.  The following table sets forth the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two years ending December 31, 2006 and December 31, 2005.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low

Fiscal Year Ended December 31, 2006

Fourth Quarter (ended December 31, 2006)	0.032	0.015
Third Quarter (ended September 30, 2006)	0.03	0.03
Second Quarter (ended June 30, 2006)	0.08	0.03
First Quarter (ended March 31, 2006)	0.1	0.03

Fiscal Year Ended December 31, 2005

Fourth Quarter (ended December 31, 2005)	0.09	0.02
Third Quarter (ended September 30, 2005)	0.11	0.03
Second Quarter (ended June 30, 2005)	0.14	0.05
First Quarter (ended March 31, 2005)	0.25	0.14

Stockholders of Record

As of March 11, 2008, the number of record holders of our common stock was approximately 82.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following issuances were made during the year ended December 31, 2004, all pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder:

During 2004, we issued 121,123,897 shares of common stock. The issuances of these unregistered shares (the "Unregistered Shares") were made under exemptions from registration and prospectus delivery requirements of the Securities Act of 1933 (the “1933 Act"), as amended, and as specified in Section 4(2) of the 1933 Act. The details of the share issuances consist of:

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

(2)
Pursuant to Section 1.02(a) and Section 3.01(q) of the Agreement dated November 17, 2004, the Company issued 109,623,006 shares, 6,809,522 shares (refer to subsequent cancellation and re-issuance disclosed below) and 3,507,937 shares of the Unregistered Shares to Imperial, Orient Financial Services Limited ("Orient"), and Emerging Growth Partners, Inc. ("Emerging"), respectively, with an aggregate issuance of 119,940,465 shares. The table below sets forth the details of the issuance of the 119,940,465 shares:

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

The amount paid for services rendered by Orient and Emerging was based on the number of Unregistered Shares issued in relation to the services rendered for the Share Exchange and the $0.001 par value of the Unregistered Shares. Fair market value of such shares is not applicable in determining the amount of the transaction as the Unregistered Shares have not been registered under the 1933 Act, as amended and may not be offered for sales, sold, or otherwise disposed of, except in compliance with the registration provisions in the Act, or pursuant to an exemption from such registration provisions, the availability of which is to be established to the satisfaction of the Company.

During 2005, we cancelled and issued 4,809,522 shares of common stock. The issuances of these unregistered shares (the "Unregistered Shares") were made under exemptions from registration and prospectus delivery requirements of the 1933 Act, as amended, and as specified in Section 4(2) of the 1933 Act. The Company's Board of Directors approved the cancellation of 4,809,522 shares of common stock previously issued to Orient, an unrelated party, for services provided in connection with the Company's merger agreement in November 2004.  These shares were subsequently re-issued in November 2005 in the name of Emerging, an unrelated party, pursuant to an Advisory Services Agreement dated June 10, 2005 and to Sandy Lang, a former officer, pursuant to a verbal agreement reached in May 2005 (the "Verbal Agreement").  Under the Verbal Agreement, in exchange for the shares issued to him, Mr. Lang agreed to settle, forebear to litigate, and release any and all actions or claims (whether directly or indirectly and in whichever jurisdiction) that he has or may have against the Company arising out of, in connection with, or leading to the Share Exchange discussed under the section above titled “Description of Business”.

DESCRIPTION OF CAPITAL STOCK

Our authorized capital stock consists of 200,000,000 shares of $0.001 par value common stock, of which 128,963,425 shares are issued and outstanding as of March 11, 2008.  Holders of the shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available.  All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are nonassessable.  Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders of our equity securities upon our liquidation.  Holders of our common stock do not have preemptive rights.

EQUITY COMPENSATION PLANS

We have no securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION

Shares of our common stock are subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

●	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

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

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis Plan of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the consolidated financial statements.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

Service fee income from provision of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin (“SAB”). 101, Revenue Recognition in Financial Statements, the Company presents its revenue on a net basis as it acts as an agent for the artists.

Contingencies and litigation

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

The Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and is delinquent in filing its annual report on Form 10-KSB for the period ended December 31, 2006 and its 2007 quarterly reports on Form 10-QSB.  As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance.  There can be no assurance that substantial civil and criminal penalties will not be imposed.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  SFAS 155 will be effective for the Company beginning January 1, 2007.  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings.  This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date.  The Company does not expect there to be any significant impact of adopting SFAS 155 on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ended December 31, 2006.  The application of this guidance has not had a material effect on the Company’s consolidated financial position, cash flows and results of operation.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings.  The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting 141(R) on its consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 160 on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

BUSINESS OVERVIEW

Through the Share Exchange that resulted in our acquisition of MPL, our principal activity became the provision of artist management services.  Our Company operates under a similar business model to the U.S. based Creative Artists Agency ("CAA") and International Creative Management ("ICM") by managing, on a turnkey basis, all of our clients film and recording contract commitments as well as their product endorsements and advertising commitments.  We provide training, management and agency services to both new and established artists, and we are actively engaged in image management promotion and the marketing of our clients.  To maintain our competitiveness, we continue to maintain good relationships with our senior artists.  In addition, we continue to search for and foster talented artists, and we are actively seeking more artists from the People's Republic of China ("PRC"), Hong Kong and Taiwan.  The infusion of new talent will enhance our Company's competitiveness and bring fresh input into the entertainment industry. However, the entertainment industry, particularly the film industry in Hong Kong encountered greater challenges in these years.  The industry continued to suffer from the issue of infringements on intellectual property rights. In addition to the popularity of copied compact discs, the advances of information technology, especially the improvement in BT (bit torrent) point-to-point technology and the rapid growth of peer-to-peer sharing activity on the Internet, have caused decreased revenues in the film industry. The demand and rate for our artists both suffer from the decrease in number of films produced resulting in loss position in our operations.

In order to save the operating expenses of the Company and optimize the corporate structure for new business opportunities in the future, our management has decided to restructure the Company.

On January 17, 2008, the Company entered into an Agreement (“Agreement”) with Imperial, the Company’s current majority shareholder, pursuant to which the Company agreed to sell and Imperial agreed to purchase substantially all of the Company’s assets. Pursuant to the Agreement, the Company will sell 100% of total issued and paid up capital of MPL, the Company’s wholly-owned subsidiary and operating business to Imperial with effect from December 31, 2007 in exchange for Imperial’s payment of US$1 to the Company (the “Asset Sale”) at the closing of the Asset Sale transaction (the “Closing”). The Closing of the Asset Sale transaction is subject to the satisfaction of all of the closing conditions set forth in the Agreement.  As of the date of this filing, all of the closing conditions have either been satisfied or waived by the Parties except for the Company’s compliance with the notification provisions of Section 14(c) of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder in regards to administrative notification of all Company shareholders regarding the majority shareholder’s approval of the Asset Sale (the “14C Requirements”).  The Company presently intends to maintain its corporate existence after the Asset Sale transaction is fully completed.  Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine. In the event Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company. There can be no assurance that the Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed.  The Agreement was attached to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2008 as Exhibit 10.1 and is incorporated herein by reference; provided, however, that the warranties and representations contained in such agreement are made solely to Imperial and solely for purposes of the Asset Sale.  The foregoing summary and description do not purport to be complete and are qualified in their entirety by reference to the Agreement.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Revenue

Revenue recognized from the provision of artist management services decreased 12.2% to $1,081,389 for the year ended December 31, 2006 from $1,231,563 for the same period in 2005.  The decrease resulted primarily from the decreased demand for artists’ services.  The entertainment industry, particularly the film industry in Hong Kong, encountered greater challenges in the year 2006.  The industry continued to suffer from the issue of infringements on intellectual property rights. In addition to the popularity of copied compact discs, the advances of information technology, especially the improvement in BT (bit torrent) point-to-point technology and the rapid growth of peer-to-peer sharing activity on the Internet, have caused decreased revenues in the film industry. The immediate impact of these advances of information technology was the production of fewer films during the year.

General and Administrative Expenses

General and administrative expenses incurred for the year ended December 31, 2006 decreased $158,052, or 11.2%, to $1,257,111 compared to $1,415,163 for the same period in 2005.  General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees.  The decrease was primarily caused by the decrease in our number of employees.

Reversal of / Provisions For Impairment Of Amounts Due From Affiliates

During 2005, we recorded a provision for impairment for amounts due from affiliates.  During 2006, the Company reversed the provision for impairment of amount due from an affiliate in the amount of approximately $89,000.

Provisions For Impairment Of Deposits And Other Current Assets

The increase in provisions for impairment of deposits paid and other current assets occurred because some of our artist management contracts expired during the year ended December 31, 2006 and the Company made provisions for impairment of deposits paid in connection with these expired contracts in the amount of approximately $330,000.

Income Tax

Income tax represents the aggregate taxes provided on the assessable profits for the consolidated entities.  No income taxes expenses were provided for the years ended December 31, 2006 and December 31, 2005 as the Company incurred tax losses for the both years. Instead, for the year ended December 31, 2005, a tax benefit was recognized as the Company had a tax overprovision from previous year.

Net Loss

Net loss for the year ended December 31, 2006 decreased $291,624, or 41.1%, to $417,334 compared to $708,958 for the same period in 2005.  The decrease resulted from a 12.2% decrease in revenues, an 11.2% decrease in general and administrative expenses, the provisions for impairment of deposits paid and other current assets, and the reversal for impairment of amount due from affiliate recognized for the year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity

We had negative working capital at December 31, 2006 of $1,119,518.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.  In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

Cash flows from operating activities

For the year ended December 31, 2006, net cash flows provided by operating activities was $172,273 (2005: $284,735), primarily resulting from a decrease in deposits paid and a decrease in accrued expenses, other liabilities and deposit received.

Cash flows from investing activities

For the year ended December 31, 2006, net cash flow used in investing activities was $509 as compared to $53,431 for the same period in 2005.  The decrease in cash flow used in investing activities primarily resulted from a decrease in additions to fixed assets.

Cash flows from financing activities

Net cash flows provided by financing activities for the year ended December 31, 2006 was $578,364.  The cash inflows were mainly provided by advances from certain affiliates.   Net cash flows used in financing activities for the year ended December 31, 2005 was $40,664, representing repayments to certain affiliates offset by common stock issued for cash.

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

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during the years ended December 31, 2005 and December 31, 2006.  The countries in which the Metrolink Group conducts the majority of its operations, which include Hong Kong, PRC and the United States, were subject to moderate degree of inflations.

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

ITEM 7. FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of China Entertainment Group, Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2006, and the related consolidated statement of operations, changes in stockholders’ deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to consolidated financial statements, the Company had negative working capital and recurring losses from operations, resulting in a net stockholders’ deficiency at December 31, 2006.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1 to consolidated financial statements.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Entertainment Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year ended December 31, 2005, of China Entertainment Group, Inc., a Nevada limited liability company, and its subsidiaries (collectively referred to as the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of China Entertainment Group, Inc. and Subsidiaries for the year ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

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

Clancy and Co., P.L.L.C.
Scottsdale, Arizona

November 10, 2006, except for Note 7 which is dated March 21, 2007

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$1,019,888
Accounts receivable, net	112,951
Deposits paid for artist management services	1,038,113
Prepaid expenses and other current assets	94,850
Amount due from an affiliate	15,771
Total current assets	2,281,573

Fixed assets, net	38,183

Total assets	$2,319,756

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$120,279
Accrued expenses and other liabilities	389,053
Deposits received from customers	1,255,754
Amounts due to affiliates	1,636,005
Total current liabilities	3,401,091

Commitments and contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding	128,963
Additional paid-in capital	118,762
Accumulated deficit	(1,329,060)
Total stockholders’ deficiency	(1,081,335)

Total liabilities and stockholders’ deficiency	$2,319,756

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

	2006	2005

Revenue, net	$1,080,040	$1,231,563

Other revenue	1,349	-

General and administrative expenses	(1,257,111)	(1,415,163)

Reversal (provision) for impairment of amount due from an affiliate	88,738	(526,278)

Provisions for impairment of deposits paid and other current assets	(330,350)	-

Loss before income tax	(417,334)	(709,878)

Income tax	-	920

Net loss	$(417,334)	$(708,958)

Basic and diluted loss per share	$(0.003)	$(0.006)

Basic and diluted weighted average shares outstanding	128,963,425	127,896,106

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated
	(shares)	(par value)	Capital	Deficit	Total

Balance – December 31, 2004	128,963,402	$128,963	$-	$(202,768)	$(73,805)

Cancellation of 4,809,522 shares originally issued pursuant to the
Merger in 2004	(4,809,522)	(4,810)	4,810	-	-

Issuance of 1,809,522 shares to an existing shareholder to settle
expenses valued at the fair market value on the date of issuance	1,809,522	1,810	66,952	-	68,762

Common stock issued for cash	3,000,000	3,000	47,000	-	50,000

Net loss	-	-	-	(708,958)	(708,958)

Rounding share adjustment	23	-	-	-	-
Balance – December 31, 2005	128,963,425	128,963	118,762	(911,726)	(664,001)

Net loss	-	-	-	(417,334)	(417,334)
Balance – December 31, 2006	128,963,425	$128,963	$118,762	$(1,329,060)	$(1,081,335)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2006	2005

Operating activities
Net loss	$(417,334)	$(708,958)
Adjustments to reconcile net loss to net cash provided by operating activities
(Reversal) provision for impairment of amount due from an affiliate	(88,738)	526,278
Depreciation	10,894	5,527
Provisions for impairment of deposits paid and other current assets	330,350	-
Expenses settled by the issuance of common stock	-	68,762
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(26,831)	94,106
Decrease in deposits paid, prepaid expenses and other current assets	605,881	767,076
Decrease in accounts payable, accrued expenses, other liabilities and deposits received	(241,949)	(422,377)
Decrease in income taxes payable	-	(45,679)
Net cash provided by operating activities	172,273	284,735

Investing activities
Purchases of fixed asset	(509)	(53,431)
Net cash used in investing activities	(509)	(53,431)

Financing activities
Common stock issued for cash	-	50,000
Advances from (repayments to) affiliates	578,364	(90,664)
Net cash provided by (used in) financing activities	578,364	(40,664)

Increase in cash and cash equivalents	750,128	190,640

Cash and cash equivalents, beginning of period	269,760	79,120

Cash and cash equivalents, end of period	$1,019,888	$269,760

Cash paid for:
Interest	$244	$-
Income taxes	$-	$45,679

Supplemental disclosure of noncash operating, investing and financing activities:
Expenses settled by the issuance of common stock	$-	$68,762

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	BUSINESS OPERATIONS, LIQUIDITY AND GOING CONCERN

Business Operations

China Entertainment Group, Inc. is a Nevada corporation that serves as an investment holding company. The Company, through its wholly-owned subsidiaries, is engaged in the provision of artist management services. Our headquarters are located in Hong Kong and we generated revenue in 2006 primarily from operations within Hong Kong and the People’s Republic of China.

Liquidity and Going Concern

As of December 31, 2006 the Company had negative working capital and recurring losses from operations for 2006, resulting in a net stockholders’ deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects to incur additional losses for at least the next twelve months, the Company anticipates that its current cash and cash equivalents and the ability to borrow from affiliates will be sufficient to fund its operations at least the next twelve months. This assumes the Company either achieves profitable operations and the cash burn rate from the results experienced in the recent past does not increase significantly. If, however, the Company is unable to realize profitable operations and additional resources are required to operate, the Company may be forced to borrow additional funds, which may increase the risk of operating as a going concern, or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

As per note 13 to consolidated financial statements, the Company ceased operation of the provision of artist management services as the major stockholder approved the disposal (the “Disposal”) of its main operation effective December 31, 2007.

Note 2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Entertainment Group, Inc. and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from management’s estimates.

Related party transaction

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

The Company considers that the carrying amount of cash and cash equivalents, accounts receivable and accounts payable, deposits paid and received, other receivables, other payables and amounts due from or to affiliates to approximate fair values due to their short maturities.

Concentrations of credit risk

The Company is subject to certain concentrations of credit risk as follows:

•	Due to accounts receivable – Accounts receivable as at December 31, 2006 includes 3 customers that each accounted for more than 10% of the accounts receivable balance.
•
Due to revenue and major customers – For the year ended December 31, 2006, 2 artists (2005: 3) each accounted for more than 10% of the Company’s net revenue and collectively accounted for approximately 60% (2005: 74%) of the Company’s net revenue.

Earning (loss) per share

Basic earning (loss) per share (“EPS”) is computed by dividing net earning/(loss) (numerator) by the weighted average number of common stock outstanding (denominator) during the period. Diluted EPS is computed by dividing net earning/(loss) (numerator) by the weighted average number of common stock outstanding plus dilutive common stock equivalents. There was no common stock equivalents for any of the periods presented.

Stock-based compensation

Prior to January 1, 2006, the Company applied Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion (“APB”) APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option plans whereby no compensation cost would be recognized in the Company’s consolidated financial statements for stock options granted under any of the stock option plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. Compensation cost was only recognized for warrants and options granted to non-employees for services provided. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, to be measured based on their grant-date fair value and recognized as expense over the required service period. The adoption of SFAS 123(R) has no significant impact on the result of operations for the year ended December 31, 2006 as the Company did not have share-based compensation during the year.

Foreign currency translation

The functional currencies of our foreign subsidiaries are their local currencies. Revenue and expenses are translated at average exchange rates during the period, and assets and liabilities are translated as at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' deficiency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the financial statements.

Cash and cash equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the related assets, which is five years. Depreciation expense for the year ended December 31, 2006 was $10,894 (2005: $5,527). When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are recognized in current operations. Repairs and maintenance are expensed as incurred.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets pursuant to the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if objective indicators of impairment exist. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

Provision of impairment for deposits paid

The Company assesses the recoverability of the carrying amounts of deposits paid when there is objective evidence that deposit paid is impaired.

Revenue recognition

Service fee income from provision of artist management services is recognized when services are rendered. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company presents its revenue on a net basis as it acts as an agent for the artists. Revenue on a gross basis for 2006 was approximately $3,383,000 (2005: $3,016,000).

Accounts receivable and provisions for losses

The Company establishes a provision account to ensure accounts receivables are not overstated due to uncollectibility. Provisions for losses are determined on the basis of loss experience and current economic conditions and amounted to $330,350 for the year ended December 31, 2006 (2005: $526,278). Any significant changes in any of these criteria would impact management’s estimates in establishing the provision account.

Advertising costs

Advertising costs are expensed as incurred and were immaterial for both years presented.

Pension obligation

The Company operates a defined contribution plan and the assets of which are generally held in a separate trustee administered fund. The pension plan is generally funded by payments from employees and by the relevant group companies. The Company’s contributions to the defined contribution plan are expensed as incurred. The Company’s contributions to the defined contribution plan for the year ended December 31, 2006 was approximately $8,000 (2005:  $11,000).

Income taxes

The Company accounts for income taxes using SFAS 109, Accounting for Income Taxes (“SFAS 109”), issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 109, income taxes are accounted for under the asset and liability method.  The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed, and is calculated at tax rates that have been enacted or substantively enacted at the balance sheet date.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year(s) in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in current operations in the period that includes the enactment date. There are no deferred tax amounts recognized as of December 31, 2006.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  SFAS 155 will be effective for the Company beginning January 1, 2007.  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect there to be any significant impact of adopting SFAS 155 on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ended December 31, 2006.  The application of this guidance has not had a material effect on the Company’s consolidated financial position, cash flows and results of operation.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting 141(R) on its consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 160 on its consolidated financial position, cash flows and results of operations.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4.	RELATED PARTY TRANSACTIONS

Amounts due from/to affiliates are unsecured, interest-free and due on demand. The following table summarizes significant related party balances as at December 31, 2006:

Related party	Nature of relationship and control	Description of transactions	2006

Due from
Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima Enterprise Holdings, Inc. (“Colima”) and 49% owned by China Star Entertainment Limited (“China Star”)	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	$15,771

Due to
Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	$15,385

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	277,006

Imperial International Limited (“Imperial”)	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	663,845

China Star HK Distribution Limited (“China Star Distribution”)	Related company, a subsidiary of China Star which owns 49% of TAL	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	679,769
			$1,636,005

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions included in the consolidated statement of operations for the years presented include the following:

	Nature of relationship	Description	Years ended December 31,
Related party	and control	of transactions	2006	2005

China Star Distribution	Related company, a subsidiary of China Star which owns 49% of TAL	Service income, net (note a)	$572,615	$931,026

China Star	Related company, owns 49% of TAL	Management fee paid (note b)	$107,693	$107,693

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owns 49% of TAL	Management fee paid (note b)	$507,692	$507,692

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The transactions were carried out at terms agreed between both parties.

Note 5.	DEPOSITS PAID FOR ARTIST MANAGEMENT SERVICES/DEPOSITS RECEIVED FROM CUSTOMERS

Deposits paid for artist management services are assets that represent amounts paid per signed contracts with various famous artists. As the services are performed, the amount is recognized as services charges on the proportion of number of performances performed to the total number of performances contracted. The contract periods range from one year to three years and the artists are liable to provide services for a fixed number of performances.

Deposits received from customers are liabilities that represent amounts advanced from customers for artist performance in advertisement, drama, films and concerts.  As the services are performed, the amount is reclassified and recognized as revenues.  The contract period ranges from one year to three years and the performances contracted were either fixed in term of number of performance or in periods to be performed.

Note 6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

December 31, 2006

Prepaid expenses	$2,189
Other current assets	92,661
$94,850

Note 7.	FIXED ASSETS, NET

December 31, 2006

Office equipment	$1,734
Motor vehicle	53,119
Fixed assets, at cost	54,853
Less accumulated depreciation	16,670
Fixed assets, net	$38,183

Note 8.	ACCRUED EXPENSES AND OTHER LIABILITIES

December 31, 2006

Accrued expenses	$382,017
Other liabilities	7,036
$389,053

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	INCOME TAXES

Hong Kong Taxes:  Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong. A reconciliation of the provision for Hong Kong profits tax is as follow:

	2006		2005
		%		%

Loss before income tax	$(417,334)	(100)	$(709,878)	(100)

Benefit for Hong Kong profits tax	$73,034	17.5	$124,228	17.5

Tax effect of loss incurred at the company level	(38,182)	(9.1)	(21,834)	(3.1)

Tax effect of earnings not taxable in determining taxable profits	15,765	3.8	51,024	7.2

Tax effect of expenses not deductible in determining taxable profits	(48,711)	(11.7)	(152,504)	(21.5)

Tax effect of unrecognized temporary differences	(1,906)	(0.5)	(914)	(0.1)

Overprovision of income taxes for previous year	-	-	920	0.1

Provision for income tax	$-	-	$920	0.1

For the years ended December 31, 2006 and 2005, the Company generated operating losses and, therefore, has no tax liability. The US tax loss carryforwards will expire through 2026 and the Hong Kong tax loss carryforwards has no expiry date. Management believes it is more likely than not that the net carrying value of the deferred tax asset will not be realized and has provided a 100% valuation allowance. Pursuant to the Tax Reform Act of 1986, annual utilization of the US net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Note 10.	STOCKHOLDERS’ EQUITY

During November 2004, the Company completed a reverse acquisition merger (the "Merger") with Metrolink Pacific Limited ("MPL"), an international business company organized to do business under the laws of the British Virgin Islands ("BVI"), whereby MPL agreed to transfer all of its issued and outstanding shares in exchange for 109,623,006 shares of common stock of CGRP. As a result of the Merger, MPL became a wholly-owned subsidiary of CGRP and the sole stockholder of MPL, Imperial, received an aggregate number of shares of CGRP common stock representing approximately 85% of the total number shares of CGRP's common stock outstanding after the Merger. In addition, the Board and management of CGRP are now controlled by members of the Board of Directors and management of Imperial prior to the merger.

Common stock

2006 – The Company had no equity transaction during the year.

2005 – The Company had the following equity transactions during the year:

* In September 2005, the Company's Board of Directors approved the cancellation of 4,809,522 shares of common stock previously issued to Orient Financial Services Limited, an unrelated party, for services provided in connection with the Company's Merger in November 2004.

* In November 2005, the Company sold 3,000,000 shares for cash to Emerging Growth Partners, Inc., an unrelated party, pursuant to an Advisory Service Agreement dated June 6, 2005.

* In November 2005, the Company issued 1,809,522 shares to Sandy Lang, an existing stockholder to settle expenses. A “Deed of Settlement” dated June 8, 2005, was executed between the Company and certain parties, including Sandy Lang. In exchange for the shares issued to Sandy Lang, which were approved by the Company’s Board of Directors, Sandy Lang agreed to settle, forebear to litigate, and release any and all actions or claims (whether directly or indirectly and in whichever jurisdiction) that he has or may have against the Company arising out of, in connection with, or leading to the Merger with MPL in November 2004.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	CONTINGENCIES AND COMMITMENTS

Litigation

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx). On December 20, 2006, plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company. The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court. According to the Complaint, the Company is “a nominal Defendant” as Plaintiffs purport to assert claims derivatively on its behalf. Accordingly, it appears that no relief is being sought against the Company itself. On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them. Subject to satisfactory discharge of certain obligations set forth in the confidential settlement agreement, it is anticipated that a dismissal of the action will be filed no later than early January 2009. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Operating leases

The Company had no operating leases commitment as of December 31, 2006. Rental expense for the office premises of the Company for 2006 was $30,407 (2006: $42,342).

SEC filings

The Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the “1934 Act”) and is delinquent in filing its periodic filings including its annual report on Form 10-KSB for 2006 and its 2007 quarterly reports on Form 10-QSB. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

Note 12.	SEGMENT INFORMATION

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

The Company’s segment information for the years ended December 31, 2006 and 2005 are as follows:

2006	AMIL	CSML	MGL	OTHER	Total

Revenue, net	$130,180	$949,860	$-	$-	$1,080,040
Net earning (loss)	$112,884	$(73,411)	$(274,888)	$(181,919)	$(417,334)
Total assets	$153,651	$1,223,263	$942,842	$-	$2,319,756

2005	AMIL	CSML	MGL	OTHER	Total

Revenue, net	$158,940	$793,178	$279,445	$-	$1,231,563
Net earning (loss)	$141,958	$(796,140)	$164,043	$(218,819)	$(708,958)
Total assets	$20,880	$1,976,513	$1,216,177	$-	$3,213,570

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information is based on the location of the selling service. Revenues from external customers by geographic region were as follows:

Year ended December 31:	2006	2005

	%	%

Hong Kong	70	61
People’s Republic of China	29	34
Other	1	5
	100	100

Note 13.	SUBSEQUENT EVENT

Effective December 31, 2007, the major stockholder of the Company approved the Disposal of 100% of total issued and paid up capital of MPL to Imperial at a consideration of $1 and the accounts of MPL and its subsidiaries have been deconsolidated from the Company effectively from the effective date of the Disposal. Subsequent to the Disposal, the Company has no active operation and is searching for a new business opportunity.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the chief accounting officer concluded that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding.

(b)
Changes in internal controls. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief accounting officer.

ITEM 8B.	OTHER INFORMATION

As described in full detail in our Current Report on Form 8-K filed on April 23, 2007, and incorporated herein by reference, effective on February 15, 2007, Clancy and Co., P.L.L.C. resigned as the Registrant’s independent accountant engaged to audit the Registrant’s financial statements.  As more fully described in our Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference, effective January 16, 2008, HLB Hodgson Impey Cheng, whose address is 31/F Gloucester Tower, The Landmark, 11 Pedder Street, Central, Hong Kong, was engaged to serve as the Company’s new independent accountant to audit the Company’s consolidated financial statements.

  PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of December 31, 2006.  Ms. Chen Ming Yin, Tiffany and Mr. Tang Chien Chang were named as directors of the Company, effective December 24, 2004.  The members of the board of directors of the Company have not yet been named to any board committees. The Board of Directors is comprised of only one class.  Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)
Ms. Chen Ming Yin Tiffany	50	Director
Mr. Tang Chien Chang	49	Director and Chief Executive Officer
Ms. Dorothy Wong	41	Chief Accounting Officer

Biographies of Directors and Executive Officers

TIFFANY CHEN MING YIN, 50, Director. Ms. Chen has produced a number of blockbuster films and is the vice chairman and executive director of two Hong Kong listed companies in the entertainment and multi-media industries. She has over 15 years of experience in the industries.  Ms. Chen is not an officer or director of any other U.S. reporting company.

TANG CHIEN CHANG, 49, Director and Chief Executive Officer. Mr. Tang has been self-employed as a businessman and investor in the entertainment industry for at least the last five years.  Mr. Tang is not an officer or director of any other U.S. reporting company.

DOROTHY WONG, 41, Chief Accounting Officer. Ms. Wong received her degree in Accountancy from City Polytechnic University in 1990. She is a member of the Hong Kong Institute of Certified Public Accountants. She is the Financial Controller and Company Secretary of China Star Entertainment Limited ("China Star"), a shareholder of the Company. She joined China Star in 2001. Prior to her employment with China Star, she worked with an international accounting firm for over 10 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by the SEC to furnish us copies of all Section 16(a) forms filed by such reporting persons.  To our knowledge, based solely on the Company's review of copies of Forms 3, 4, and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, the shareholder Imperial, the current director and chief executive officer Mr. Tang Chien Chang, and current director Ms. Chen Ming Yin Tiffany were subject to but have not filed the reports they are required to file under Section 16(a) of the 1934 Act.

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

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2006.  The following table summarizes all compensation for fiscal year 2006 received by our Chief Executive Officer, and the Company’s two most highly compensated executive officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Mr. Tang Chien	2006	$-	-	-	-	-	-	-	-
Chang (1), Chief	2005	-	-	-	-	-	-	-	-
Executive Officer

Ms. Chen Ming	2006	$15,385	-	-	-	-	-	-	15,385
Yin Tiffany(2),	2005	15,385	-	-	-	-	-	-	15,385
Director

Ms. Dorothy	2006	$-	-	-	-	-	-	-	-
Wong(1), Chief	2005	$-	-	-	-	-	-	-	-
Accounting Officer

(1)	For the year ended December 31, 2006, Mr. Tang and Ms Wong did not receive any cash or share-based compensation.
(2)	For the year ended December 31, 2006, Ms. Chen received salary of $15,385. No share-based compensation was received during the year ended December 31, 2006.

Employment Agreements

The Company currently does not have any employment agreements with any of the Company's directors.  The Company's subsidiary has a service agreement with Director, Ms. Chen Ming Yin Tiffany.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2006, the Company does not have any outstanding equity awards.

Employee Retirement Plans, Long-Term Incentive Plans and Pension Plans

The Company does not have any long-term incentive plan to serve as an incentive for performance to occur over a period of longer than one fiscal year.

Director Compensation

The Company has not entered into any written director's compensation agreements with Ms. Chen Ming Yin Tiffany or Mr. Tang Chien Chang at this time.

COMMUNICATIONS WITH MEMBERS OF THE BOARD OF DIRECTORS

The Board of Directors has not established a formal process for stockholders to send communications to its members. Any stockholder may send a communication to any member of the Board of Directors in care of our address below:

China Entertainment Group, Inc.
Attn: Ms. Dorothy Wong
Unit 3409 Shun Tak Centre, West Tower,
168-200 Connaught Road Central, Hong Kong
Telephone: 011-852-2313-1888

If a communication is sent to our address, we will forward any such communication to the Board member.  If the stockholder would like the communication to be confidential, it should be so marked.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the 1934 Act, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.  As of March 11, 2008, the Company had a total of approximately 128,963,425 shares of Common Stock, which are the only issued and outstanding voting equity securities of the Company.

The following table sets forth, as of March 11, 2008: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of Common Stock beneficially owned, and the percentage of the Company's Common Stock so owned, by each such person, and by all directors and executive officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name, Address and Title	Total Number of Shares of Common Stock	Percentage Ownership of Common Stock (3)

Ms. Chen Ming Yin Tiffany Director Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	0 (1)(2)	0%

Mr. Tang Chien Chang Director and Chief Executive Officer Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	0 (1)(2)	0%

Ms. Dorothy Wong Chief Accounting Officer Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	0	0%

All Directors and Executive Officers (3 persons)	0	0%

Other 5% or Greater Owners:
Name, Address and Title	Total Number of Shares of Common Stock	Percentage Ownership of Common Stock (3)

Imperial International Limited Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	109,623,006 (2)	85%

Total of All Directors and Executive Officers and 5% or Greater Owners	109,623,006	85%

(1)
Ms. Chen Ming Yin, Tiffany, is a direct 0.75% shareholder of China Star, which is an indirect 49% owner of TAL. Tang Chien Chang is indirectly a 50% owner of Colima Enterprises Limited ("Colima"), a 51% owner of TAL. Imperial is 100% owned by TAL. Imperial owns approximately 85% of the Company.

(2)
Imperial is 100% owned by TAL. TAL is 51% owned by Colima, whose directors are Mr. Tang Chien Chang and Mr. Kim Min Sup, Mark. Colima is 50% owned by Stylish Century Enterprises, Inc., ("Stylish") whose director is Mr. Kim Min Sup, Mark; Stylish is 100% owned by Mantex Holdings Limited, whose owner and director is Mr. Kim Min Sup, Mark. Colima is 50% owned by Givon Enterprises Corp., ("Givon") whose director is Mr. Tang Chien Chang; Givon is 100% owned by Chartwell Overseas Limited ("Chartwell"), whose owner and director is Mr. Tang Chien Chang. TAL is 49% owned by China Star, listed on the Main Board of The Stock Exchange of Hong Kong Limited. China Star is 0.75% owned directly by Ms. Chen Ming Yin, Tiffany; 16.65% owned by Porterstone Limited ("Porterstone"), whose owner is Ms. Chen Min Yin, Tiffany; 1.30% owned by Mr. Heung Wah Keung, and 0.66% owned by Dorest Company Limited ("Dorest"). Dorest is 100% owned by Glenstone Investments Limited ("Glenstone"); Glenstone is 40% owned by Mr. Heung Wah Kueng, and 60% owned by Porterstone.

(3)	Figures may vary slightly due to rounding.

CHANGE IN CONTROL

None.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amounts due from (to) affiliates are unsecured, interest-free and due on demand. Our director Ms. Chen Ming Yin Tiffany, is a direct 0.75% shareholder of China Star, which is an indirect 49% owner of TAL. Our Chief Executive Officer Mr. Tang Chien Chang is indirectly a 50% owner of Colima, a 51% owner of TAL. Imperial is 100% owned by TAL. Imperial owns approximately 85% of China Entertainment Group. The following table summarizes significant related party transactions involving the Company and the affiliates as of December 31, 2006:

Amounts due from (to) affiliates are unsecured, interest-free and due on demand. The following table summarizes significant related party transactions as of December 31, 2006:

Related party	Nature of relationship and control	Description of transaction	2006

Together Again Limited	Intermediate holding company, 51% owned by Colima and 49% owned by China Star	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	$15,771

Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	($15,385)

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	($277,006)

Imperial International Limited	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	($663,845)

China Star HK Distribution Limited (“China Star Distribution”)	Related company, a subsidiary of China Star which owns 49% of TAL	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	($679,769)
			($1,636,005)

Related party transactions included in the consolidated statement of operations for the years presented include the following:

	Nature of
	relationship	Description of	Year ended December 31,
Related party	and control	transaction	2006	2005

China Star Distribution	Related company, a subsidiary of China Star which owns 49% of TAL	Services income, net	$572,615	$931,026

China Star	Related company, owns 49% of TAL	Management fee paid	$107,693	$107,693

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owns 49% of TAL	Management fee paid	$507,692	$507,692

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;

●	disclose in any and all filings with the SEC, where required;

●	obtain disinterested directors consent; and

●	obtain shareholder consent where required.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 17, 2004 by and among, inter alia, the Registrant, MPL, and the shareholders of MPL (1)
3.1(i)	Certificate of Amendment to Articles of Incorporation (1)
3.1(ii)	Articles of Amendment of Articles of Incorporation (2)
3.1(iii)	Articles of Incorporation (3)
3.1(iv)	Articles of Merger(3)
3.2	Bylaws (3)
10.1	Agreement for the sale and purchase of 120 shares in the issued share capital of Metrolink Pacific Limited dated January 17, 2008 by and between the Company and Imperial International Limited (8)
16.1	Letter on Change of Certifying Accountant (4)
16.2	Letter from Clancy and Co., P.L.L.C. dated April 20, 2007 (7)
21	List of Subsidiaries (6)
31.1	Rule 13a-14(a) Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certifications of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form 8-K Current Report filed on November 19, 2005 (5)
99.2	Schedule 14C Definitive Information Statement filed on November 30, 2004 (1)

(1)	Incorporated by reference from the Company’s Schedule 14C filed on November 30, 2004.
(2)	Incorporated by reference from the Company’s Form 10-QSB filed on October 23, 2001.
(3)	Incorporated by reference from the Company’s Form 10-QSB filed on January 19, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K filed on July 27, 2005.
(5)	Incorporated by reference from the Company’s Form 8-K filed on November 19, 2005.
(6)	Incorporated by reference from the Company’s Form 10-KSB filed on January 13, 2006.
(7)	Incorporated by reference from the Company’s Form 8-K filed on April 23, 2007.
(8)	Incorporated by reference from the Company’s Form 8-K filed on February 22, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective June 24, 2005, we engaged Clancy and Co., P.L.L.C. ("Clancy and Co.") to audit the Company's consolidated financial statements.  Effective January 16, 2008, we engaged HLB Hodgson Impey Cheng to serve as the Company’s new independent accountant to audit the Company’s financial statements. The following are the services provided and the amount billed.

Fee Category	Year Ended December 31, 2006	Year Ended December 31, 2005

Audit fees	$125,000	$52,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

AUDIT FEES

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the consolidated financial statements outside of those fees disclosed above under "Audit Fees" for the year ended December 31, 2006 or 2005.

TAX FEES

There were no fees billed for services for tax compliance, tax advice and tax planning work to the Company for the years ended December 31, 2006 and 2005.

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

CHINA ENTERTAINMENT GROUP, INC. (Registrant)

Dated: March 14, 2008	By:	/s/ Tang Chien Chang
Tang Chien Chang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chen Ming Yin Tiffany	Director	March 14, 2008
Chen Ming Yin Tiffany

/s/ Tang Chien Chang	Director	March 14, 2008
Tang Chien Chang