Form 10QSB
period 2007-03-31
China Entertainment Group, Inc.
filed 2008-03-14
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 11, 2008, there were approximately 128,963,425 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED MARCH 31, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007		December 31, 2006
	$		$

ASSETS
Current Assets
Cash and cash equivalents		951,756		1,019,888
Accounts receivable		55,744		112,951
Deposits paid to artist management services		956,250		1,038,113
Prepaid expenses and other current assets		64,429		94,850
Amount due from an affiliate		15,771		15,771
Total current assets		2,043,950		2,281,573

Fixed assets, net		35,440		38,183

Total assets		2,079,390		2,319,756

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable		121,742		120,279
Accrued liabilities and other liabilities		250,913		389,053
Deposits received from customers		1,273,597		1,255,754
Amounts due to affiliates		1,674,616		1,636,005
Total current liabilities		3,320,868		3,401,091

Commitments and contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding		128,963		128,963
Additional paid-in capital		118,762		118,762
Accumulated deficit		(1,489,203)		(1,329,060)
Total stockholders’ deficiency		(1,241,478)		(1,081,335)

Total liabilities and stockholders’ deficiency		2,079,390		2,319,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2007	2006
	$	$

Revenue, net	99,546	581,240

Other revenue	629	168

General and administrative expenses	(260,318)	(272,479)

Provisions for impairment of deposits paid and other current assets	-	(318,180)

Loss before income tax	(160,143)	(9,251)

Income tax	-	-

Net loss	(160,143)	(9,251)

Basic and diluted loss per share	(0.0012)	(0.0001)

Basic and diluted weighted average shares outstanding	128,963,425	128,963,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months March 31,
	2007	2006
	$	$
Operating activities
Net loss	(160,143)	(9,251)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	2,743	2,716
Provisions for impairment of deposits paid and other current assets	-	318,180
Changes in operating assets and liabilities
Decrease in accounts receivable	57,207	32,558
Decrease in deposits paid, prepaid expenses and other current assets	112,284	278,323
Decrease in accounts payable, accrued liabilities, other liabilities and deposits received	(118,834)	(461,496)
Net cash (used in) provided by operating activities	(106,743)	161,030

Financing activities
Advances from affiliates	38,611	387,064
Net cash provided by financing activities	38,611	387,064

(Decrease)/increase in cash and cash equivalents	(68,132)	548,094

Cash and cash equivalents, beginning of period	1,019,888	269,760

Cash and cash equivalents, end of period	951,756	817,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	LIQUIDITY AND GOING CONCERN

As of March 31, 2007 and December 31, 2006, the Company had negative working capital and accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects to incur additional losses for at least next twelve months, the Company anticipates that its current cash and cash equivalents and the ability to borrow from affiliates will be sufficient to fund its operations at least through March 31, 2008. This assumes the Company either achieves profitable operations and the cash burn rate from the results experienced in the recent past does not increase significantly. If, however, the Company is unable to realize profitable operations and additional resources are required to operate, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern, or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accrued liabilities necessary for a fair presentation of our condensed consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2006 annual report on Form 10-KSB.

Reclassifications

Certain financial statements line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net revenue, operating result, or net financial position.

Concentration risk

The Company is subject to certain concentration of risk as follow:

•
Due to accounts receivable – Accounts receivable as at March 31, 2007 and December 31, 2006 includes 3 customers that each accounted for more than 10% of the accounts receivable balance as at the respective balance sheet date.

•
Due to revenue and major customers – For the three months ended March 31, 2007 and 2006, 6 and 1 artists that each accounted for more than 10% of the Company’s net revenue during the corresponding period.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-based compensation

Prior to January 1, 2006, the Company applied Statement of Financial Accounting Standards (“SFAS”) 123 and Accounting Principle Board Opinion (“APB”) No. 25 in accounting for its stock option plans that no compensation cost would be recognized in the Company’s consolidated financial statements for stock options granted under any of the stock option plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. Compensation cost was only recognized for warrants and options granted to non-employees for services provided. Effective January 1, 2006, the Company adopted the provisions of SFAS 123-R, Share-Based Payment (“SFAS 123(R)”) in recording and disclosing its share-based compensation. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, is measured based on their grant-date fair value and recognize as expense. The adoption of SFAS 123(R) has no significant impact on the result of operations for the three months ended March 31, 2007 as the Company did not have share-based compensation during that period.

Note 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments hold, obtain, or issue as of the adoption date. The provisions of SFAS 155 are effective for the Company on January 1, 2007.  The application of this guidance has not had a material effect on the Company’s consolidated financial positions, cash flows and results of operation.

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

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141 (R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 141 (R) on its consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 160 on its consolidated financial position, cash flows and results of operations.

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

The Company’s segment information for the three months ended March 31, 2007 and 2006 and as at March 31, 2007 and 2006 are as follows:

2007	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	49,231	50,315	-	-	99,546
Net (loss) income	45,402	(184,338)	(3,846)	(17,361)	(160,143)
Total assets	80,884	1,117,408	881,098	-	2,079,390

2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	4,968	576,272	-	-	581,240
Net (loss) income	1,082	253,125	(262,785)	(673)	(9,251)
Total assets	21,290	1,619,413	753,487	-	2,394,190

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Geographic information is based on the location of the selling service. Revenues from external customers by geographic region are as follows:

	Three month ended
	March 31
	2007	2006
People’s Republic of China	51%	-
Hong Kong	49%	99%
United States of America	-	1%

	100%	100%

Note 5.	INCOME TAX

No income tax was provided for the three months ended March 31, 2007 and 2006 as the Company and its subsidiaries did not have assessable profit at each period presented.

Note 6.	CONTINGENCIES

Litigations

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx).  On December 20, 2006, plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court.  According to the Complaint, the Company is a “nominal Defendant” as Plaintiffs purport to assert claims derivatively on its behalf.  Accordingly, it appears that no relief sought against the Company itself.  On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them.  Subject to satisfactory discharge of certain obligations, as set forth in the confidential settlement agreement, it is anticipated that a dismissal of the action will be filed no later than early January 2009.

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

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.	RELATED PARTY TRANSACTIONS

Amounts due from/to affiliates are unsecured, interest-free and due on demand. The following table summarizes significant related party balances at March 31, 2007 and December 31, 2006:

Related party	Nature of relationship and control	Description of transactions	March 31, 2007	December 31, 2006
			$	$

Due from
Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima Enterprise Holdings, Inc. (“Colima”) and 49% owned by China Star Entertainment Limited (“China Star”)	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	15,771	15,771

Due to
Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	19,231	15,385

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	215,263	277,006

Imperial International Limited (“Imperial”)	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	661,922	663,845

China Star HK Distribution Limited (“China Star Distribution”)	Related company, a subsidiary of China Star which owned 49% of TAL	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	778,200	679,769

			1,674,616	1,636,005

Related party transactions included in the condensed consolidated statement of income for the periods presented include the following:

			Three months ended March 31,
Related party	Nature of relationship and control	Description of transactions	2007	2006
			$	$

China Star Distribution	Related company, a subsidiary of China Star which owned 49% of TAL	Service income, net (note a)	15,449	541,205

China Star	Related company, owned 49% of TAL	Management fee paid (note b)	26,923	26,923

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owned 49% of TAL	Management fee paid (note b)	126,923	126,923

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

	(b)	The transactions were carried out at terms agreed between both parties.

Note 8.	SUBSEQUENT EVENT

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

THE FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY.  FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTEE, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

INTRODUCTION

China Entertainment Group, Inc. (together with our direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the "Company") is a multi-faceted entertainment company with historically profitable operations in film, television, print and music artist management fees comprised of talent development fees, artist casting, booking and brokering commissions, and artist promotional fees. Our Company's Board of Directors and management team is comprised of senior management from the group headed by China Star Entertainment Limited ("China Star," and together with its subsidiaries, "China Star Group"), a Hong Kong listed company and one of the largest media companies in Asia.

As of March 31, 2007, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% equity interest in Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services.   Our principal executive office is located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. Our telephone number is 011-852-2313-1888.

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

On November 17, 2004, the Board also approved, subject to shareholder approval, amendments to our Articles of Incorporation to change our corporate name ("Name Change") from Interactive Marketing Technology, Inc. to China Artists Agency, Inc. ("China Artists"), and to increase the authorized common stock of the Company to 200,000,000 shares (the "Authorized Share Increase"). On that same date, and also subject to shareholder approval, the Board also approved a 1 for 1.69 reverse stock split to accommodate the terms of the Agreement (the "Reverse Split"), and a spin-off of the Company's existing business, including its assets and liabilities, into a Nevada corporation formed as the Company's wholly owned subsidiary into a separate public company by means of a pro-rata share dividend (the "Spin-off").

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

On November 17, 2004, the Company, as contemplated under the Agreement, issued an aggregate of 109,623,006 shares of its common stock to Imperial, the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock transferred to China Artists by Imperial at the closing (the "Share Exchange"). The acquisition of the 100% interest includes MPL's interests in its subsidiaries, Anglo Market International Limited, China Star Management Limited, and Metrolink Global Limited (hereinafter MPL and its subsidiaries are collectively referred to as the "Metrolink Group"). Upon completion of the Share Exchange, MPL became the Company's wholly owned subsidiary and China Artist's former owner subsequently transferred control of China Artists to Imperial.  We relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended, (the "Act") in regard to the shares that we issued pursuant to the Share Exchange.  We believe this offering qualified as a "business combination" as defined by Rule 501(d).  Reliance on Rule 506 requires that there are no more than 35 non-accredited purchasers of securities from the issuer in an offering under Rule 506.  MPL represented to us that it had one stockholder who certified that it was an “accredited investor” as defined in Rule 501(a) of Regulation D.  MPL also represented to us that there had been no advertising or general solicitation in connection with this transaction.  The Company's Certificate of Amendment to our Articles of Incorporation to effect the Name Change, the Reverse Split, and the Authorized Share Increase was filed with the Nevada Secretary of State and became effective on December 21, 2004. Concurrent with Name Change, Reverse Split and Authorized Share Increase, the Company also obtained a new stock symbol, "CAAY", and a new CUSIP Number.  The new stock symbol and CUSIP number also became effective on December 21, 2004.

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

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are issued and outstanding as of March 11, 2008.  We are currently not authorized to issue preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Acocunting Standards (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments hold, obtain, or issue as of the adoption date. The provisions of SFAS 155 are effective for the Company on January 1, 2007.  The application of this guidance has not had a material effect on the Company’s consolidated financial positions, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The application of this guidance has not had a material effect on the Company’s consolidated financial positions, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141 (R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 141 (R) on its consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 160 on its consolidated financial position, cash flows and results of operations.

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

Revenue recognition:

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

RESULTS OF OPERATIONS

General results of operations for the three months ended March 31, 2007 compared to March 31, 2006 are summarized as follows:

Three Months Ended March 31:	2007	2006	Change
Revenue	$100,175	$581,408	(82.8)%
General and administrative expenses	(260,318)	(272,479)	(4.5)%
Provisions for impairment of deposits paid
and other current assets	-	(318,180)	(100.0)%
Loss before income taxes	(160,143)	(9,251)	1,631.1%
Income taxes expenses	-	-	-%
Net loss	$(160,143)	$(9,251)	1,631.1%

REVENUE

Our consolidated revenue decreased 82.8% to $100,175 for the three months ended March 31, 2007 from $581,408 for the same period in 2006.  The decrease in revenue was a result of a decrease in the number of contracted artists and decreased performances by our artists. Rampant piracy and the downturn of Hong Kong made movies affected the overall revenue of all movies in Hong Kong. Accordingly, movie investors were more cautious in producing movies, thereby decreasing the opportunities for performances by our artists.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses incurred for the three months ended March 31, 2007 decreased $12,161, or 4.5%, to $260,318 compared to $272,479 for the same period in 2006.  General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The decrease was due to a decrease in the number of our employees.

PROVISIONS FOR IMPAIRMENT OF DEPOSITS PAID AND OTHER CURRENT ASSETS

There were no provisions for impairment of deposits paid and other current assets for the three months ended March 31, 2007.  The provisions for impairment of deposits paid and other current assets for the same period in 2006 represented certain of the artist management contracts which expired and the Company had made provisions for impairment of deposits paid in the amount of approximately $318,000.

INCOME TAX

The income tax represents the aggregate taxes provided on the assessable profits for the consolidated entities. No income taxes expense was provided for the three months ended March 31, 2007 and March 31, 2006 because the Company incurred tax losses for the periods.

NET LOSS

Net loss for the three months ended March 31, 2007 increased $150,892, or 1,631.1%, to $160,143 compared to $9,251 for the same period in 2006. The increase in net loss was due to an 82.8% decrease in revenues offset by a 4.5% decrease in general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

	2007	2006	Change
Net cash (used in) provided by operating activities	$(106,743)	$161,030	(166.3)%

Net cash used in investing activities	$-	$-	0.0%

Net cash provided by financing activities	$38,611	$387,064	(90.0)%

LIQUIDITY

We had negative working capital as at March 31, 2007 of $1,276,918.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the three months ended March 31, 2007, net cash flows used in operating activities was $106,743  primarily resulting from a increase in net loss and decrease in accounts payable, accrued liabilities, other liabilities and deposits received offset by decrease in deposits paid, prepaid expenses and other current assets. For the three months ended March 31, 2006 net cash flows provided by operating activities was $161,030 primarily resulting from a decrease in deposits paid and a decrease in accrued expenses, other liabilities and deposits received.

CASH FLOWS FROM INVESTING ACTIVITIES:

For the three months ended March 31, 2007, there were no investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES:

For the three months ended March 31, 2007, net cash flows provided by financing activities was $38,611as compared to $387,064 for the same period in 2006.  The cash inflows were mainly provided by advances from certain affiliates.

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

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx).  On December 20, 2006, plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court.  According to the Complaint, the Company is “a nominal Defendant” as Plaintiffs purport to assert claims derivatively on its behalf.  Accordingly, it appears that no relief is being sought against the Company itself.  On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them. .  Subject to satisfactory discharge of certain obligations as set forth in the confidential settlement agreement, it is anticipated that a dismissal of the action will be filed no later than early January 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 17, 2004 by and among, inter alia, the Registrant, Metrolink Pacific, and the shareholders of Metrolink Pacific (1)
3.1(i)	Certificate of Amendment to Articles of Incorporation (1)
3.1(ii)	Articles of Amendment of Articles of Incorporation(2)
3.1(iii)	Articles of Incorporation (3)
3.1(iv)	Articles of Merger (3)
3.2	Bylaws(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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