Form 10QSB
period 2007-06-30
China Entertainment Group, Inc.
filed 2008-03-14
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
FOR PERIOD ENDED JUNE 30, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006
	$	$

ASSETS
Current Assets
Cash and cash equivalents	998,701	1,019,888
Accounts receivable	6,154	112,951
Deposits paid to artist management services	871,078	1,038,113
Prepaid expenses and other current assets	67,941	94,850
Amount due from an affiliate	15,771	15,771
Total current assets	1,959,645	2,281,573

Fixed assets, net	32,698	38,183

Total assets	1,992,343	2,319,756

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	127,085	120,279
Accrued liabilities and other liabilities	554,442	389,053
Deposits received from customers	1,003,085	1,255,754
Amounts due to affiliates	1,651,140	1,636,005
Total current liabilities	3,335,752	3,401,091

Commitments and contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding	128,963	128,963
Additional paid-in capital	118,762	118,762
Accumulated deficit	(1,591,134)	(1,329,060)
Total stockholders’ deficiency	(1,343,409)	(1,081,335)

Total liabilities and stockholders’ deficiency	1,992,343	2,319,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	$	$	$	$

Revenue, net	187,319	191,437	286,865	772,677

Other revenue	357	384	986	552

Reversal of provision for
impairment of amount due from an affiliate	-	88,738	-	88,738

General and administrative expenses	(289,607)	(328,924)	(549,925)	(601,403)

Provisions for impairment of deposits paid and
other current assets	-	(8,846)	-	(327,026)

Loss before income tax	(101,931)	(57,211)	(262,074)	(66,462)

Income tax	-	-	-	-

Net loss	(101,931)	(57,211)	(262,074)	(66,462)

Basic and diluted loss per share	(0.001)	(0.001)	(0.002)	(0.001)

Basic and diluted weighted average shares outstanding	128,963,425	128,963,425	128,963,425	128,963,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2007	2006
	$	$

Operating activities
Net loss	(262,074)	(66,462)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	5,485	5,434
Provisions for impairment of deposits paid and other current assets	-	327,026
Changes in operating assets and liabilities
Decrease in accounts receivable	106,797	37,007
Decrease in deposits paid, prepaid expenses and other current assets	193,944	417,965
Decrease in accounts payable, accrued liabilities, other liabilities and deposits received	(80,474)	(358,260)
Net cash (used in) provided by operating activities	(36,322)	362,710

Financing activities
Advances from affiliates	15,135	339,091
Net cash provided by financing activities	15,135	339,091

(Decrease)/increase in cash and cash equivalents	(21,187)	701,801

Cash and cash equivalents, beginning of period	1,019,888	269,760

Cash and cash equivalents, end of period	998,701	971,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	LIQUIDITY AND GOING CONCERN

As of June 30, 2007 and December 31, 2006, the Company had negative working capital and accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects to incur additional losses for at least next twelve months, the Company anticipates that its current cash and cash equivalents and the ability to borrow from affiliates will be sufficient to fund its operations at least through June 30, 2008. This assumes the Company either achieves profitable operations and the cash burn rate from the results experienced in the recent past does not increase significantly. If, however, the Company is unable to realize profitable operations and additional resources are required to operate, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern, or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Concentration risk

The Company is subject to certain concentration of risk as follow:

•
Due to accounts receivable – Accounts receivable as at June 30, 2007 and December 31, 2006 includes 1 and 3 customer(s) that each accounted for more than 10% of the accounts receivable balance as at the respective balance sheet date.

•
Due to revenues and major customers – For the three months ended June 30, 2007 and 2006, 3 and 2 artists that each accounted for more than 10% of the Company’s net revenue during the corresponding period.  For the six months ended June 30, 2007 and 2006, 4 artists that each accounted for more than 10% of the Company’s net revenue during the corresponding period.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-based compensation

Prior to January 1, 2006, the Company applied Statement of Financial Accounting Standards (“SFAS”) 123 and Accounting Principle Board Opinion (“APB”) No. 25 in accounting for its stock option plans that no compensation cost would be recognized in the Company’s consolidated financial statements for stock options granted under any of the stock option plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. Compensation cost was only recognized for warrants and options granted to non-employees for services provided. Effective January 1, 2006, the Company adopted the provisions of SFAS 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, is measured based on their grant-date fair value and recognize as expense. The adoption of SFAS 123(R) has no significant impact on the result of operations for the three months and six months ended June 30, 2007 as the Company did not have share-based compensation during those periods.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008.  The Company does not expect there to be any significant impact of adopting SFAS 157 on its consolidated financial positions, cash flows and results of operations.

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

The Company’s segment information for the three months and six months ended June 30, 2007 and 2006 and as at June 30, 2007 and 2006 are as follows:

Three months ended June 30, 2007	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	42,076	145,243	-	-	187,319
Net (loss) income	38,094	(91,452)	(3,846)	(44,727)	(101,931)
Total assets	85,008	1,032,627	874,708	-	1,992,343

Three months ended June 30, 2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	44,945	146,492	-	-	191,437
Net loss	(410)	(6,177)	(3,847)	(46,779)	(57,211)
Total assets	113,193	1,374,748	915,841	-	2,403,782

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six months ended June 30, 2007	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	91,307	195,558	-	-	286,865
Net (loss) income	83,496	(275,790)	(7,692)	(62,088)	(262,074)
Total assets	85,008	1,032,627	874,708	-	1,992,343

Six months ended June 30, 2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	49,913	722,764	-	-	772,677
Net (loss) income	42,211	205,409	(266,632)	(47,450)	(66,462)
Total assets	113,193	1,374,748	915,841	-	2,403,782

Geographic information is based on the location of the selling service. Revenue from external customers by geographic region is as follows:

	Three months ended		Six months ended
	30 June		30 June
	2007	2006	2007	2006
People’s Republic of China	52%	42%	52%	11%
Hong Kong	42%	58%	44%	88%
United States of America	6%	-	4%	1%

	100%	100%	100%	100%

Note 5.	INCOME TAX

No income tax was provided for the three months and six months ended June 30, 2007 and 2006 as the Company and its subsidiaries did not have assessable profit at each period presented.

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

Amounts due from/to affiliates are unsecured, interest-free and due on demand. The following table summarizes significant related party balances at June 30, 2007 and December 31, 2006:

Related party	Nature of relationship and control	Description of transactions	June 30, 2007	December 31, 2006
			$	$

Due from
Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima Enterprise Holdings, Inc. (“Colima”) and 49% owned by China Star Entertainment Limited (“China Star”)	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	15,771	15,771

Due to
Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	23,077	15,385

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	208,872	277,006

Imperial International Limited (“Imperial”)	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	658,717	663,845

China Star HK Distribution Limited (“China Star Distribution”)	Related company, a subsidiary of China Star which owned 49% of TAL	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	760,474	679,769

			1,651,140	1,636,005

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Related party transactions included in the condensed consolidated statement of income for the periods presented include the following:

	Nature of relationship	Description of	Three months ended June 30,		Six months ended June 30,
Related party	and control	transactions	2007	2006	2007	2006
			$	$	$	$

China Star Distribution	Related company, a subsidiary of China Star which owned 49% of TAL	Services income, net (note a)	-	31,410	15,449	572,615

China Star	Related company, owned 49% of TAL	Management fee paid (note b)	26,923	26,923	53,846	53,846

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owned 49% of TAL	Management fee paid (note b)	126,923	126,923	253,846	253,846

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

	(b)	The transactions were carried out at terms agreed between both parties.

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

As of June 30, 2007, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% equity interest in Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services.   Our principal executive office is located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. Our telephone number is 011-852-2313-1888.

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

RESULTS OF OPERATIONS

General results of operations for the three and six months ended June 30, 2007 compared to June 30, 2006 are summarized as follows:

Three Months Ended June 30:	2007	2006	Change
Revenue	$187,676	$191,821	(2.2)%
Reversal of provision for impairment of
amount due from an affiliate	-	88,738	(100.0)%
General and administrative expenses	(289,607)	(328,924)	(12.0)%
Provisions for impairment of deposits paid
and other current assets	-	(8,846)	(100.0)%
Loss before income taxes	(101,931)	(57,211)	78.2%
Income taxes expenses	-	-	-%
Net loss	$(101,931)	$(57,211)	78.2%

Six Months Ended June 30:	2007	2006	Change
Revenue	$287,851	$773,229	(62.8)%
Reversal of provision for impairment of
amount due from an affiliate	-	88,738	(100.0)%
General and administrative expenses	(549,925)	(601,403)	(8.6)%
Provisions for impairment of deposits paid
and other current assets	-	(327,026)	(100.0)%
Loss before income taxes	(262,074)	(66,462)	294.3%
Income taxes expenses	-	-	-%
Net loss	$(262,074)	(66,462)	294.3%

REVENUE

Our consolidated revenue decreased 2.2% to $187,676 for the three months ended June 30, 2007 from $191,821 for the same period in 2006. Our consolidated revenue decreased 62.8% to $287,851 for the six months ended June 30, 2007 from $773,229 for the same period in 2006. The decrease in consolidated revenue was a result of a decrease in the number of contracted artists and decreased performances by our artists. Rampant piracy and the downturn of Hong Kong made movies affected the overall revenue of all movies in Hong Kong. Accordingly, movie investors were more cautious in producing movies, thereby decreasing the opportunities for performances by our artists.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses incurred for the three months ended June 30, 2007 decreased $39,317, or 12.0%, to $289,607 compared to $328,924 for the same period in 2006.  General and administrative expenses incurred for the six months ended June 30, 2007 decreased $51,478, or 8.6%, to $549,925 compared to $601,403 for the same period in 2006.  General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The decrease was due to a decrease in the number of our employees.

PROVISIONS FOR IMPAIRMENT OF DEPOSITS PAID AND OTHER CURRENT ASSETS

There were no provisions for impairment of deposits paid and other current assets for the three and six months ended June 30, 2007.  Provisions for impairment of deposits paid and other current assets represented certain of the artist management contracts expired during the three and six months ended June 30, 2006 and the Company had made provisions for impairment of deposits paid in the amount of approximately $9,000 and $327,000 respectively.

INCOME TAX

The income tax represents the aggregate taxes provided on the assessable profits for the consolidated entities. No income taxes expenses were provided for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006 because the Company incurred tax losses for the periods.

NET LOSS

Net loss for the three months ended June 30, 2007 increased $44,720, or 78.2%, to $101,931 compared to $57,211 for the same period in 2006.  The increase in net loss was due to the reversal of provision for impairment of amount due from an affiliate for the three months ended March 30, 2006.

Net loss for the six months ended June 30, 2007 increased $195,612, or 294.3%, to $262,074 compared to $66,462 for the same period in 2006.  The increase in net loss was due to a 62.8% decrease in revenue and provision for impairment of deposits paid and other current assets for the same period in 2006.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Six Months Ended June 30:	2007	2006	Change
Net cash (used in) provided by operating activities	$(36,322)	$362,710	(110.0)%

Net cash used in investing activities	$-	$-	-%

Net cash provided by financing activities	$15,135	$339,091	(95.5)%

LIQUIDITY

We had negative working capital as at June 30, 2007 of $1,376,107.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the six months ended June 30, 2007 net cash flows used in operating activities was  $36,322 primarily resulting from a decrease in deposits paid and a decrease in accounts payable, accrued liabilities, other liabilities and deposits received. For the six months ended June 30, 2006 net cash flows provided by operating activities was $362,710 primarily resulting from a decrease in deposits paid and a decrease in accrued expenses, other liabilities and deposits received.

CASH FLOWS FROM INVESTING ACTIVITIES:

For the six months ended June 30, 2007, there were no investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES:

For the six months ended June 30, 2007, net cash flows provided by financing activities was $15,135 as compared to $339,091 for the same period in 2006.  The cash inflows were mainly provided by advances from certain affiliates.

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