Form 10QSB
period 2007-09-30
China Entertainment Group, Inc.
filed 2008-03-14
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED SEPTEMBER 30, 2007

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007	December 31, 2006
	$	$

ASSETS
Current Assets
Cash and cash equivalents	859,748	1,019,888
Accounts receivable	15,641	112,951
Deposits paid to artist management services	866,495	1,038,113
Prepaid expenses and other current assets	59,230	94,850
Amount due from an affiliate	15,771	15,771
Total current assets	1,816,885	2,281,573

Fixed assets, net	29,955	38,183

Total assets	1,846,840	2,319,756

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	125,721	120,279
Accrued liabilities and other liabilities	250,361	389,053
Deposits received from customers	1,117,595	1,255,754
Amounts due to affiliates	1,886,437	1,636,005
Total current liabilities	3,380,114	3,401,091

Commitments and contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding	128,963	128,963
Additional paid-in capital	118,762	118,762
Accumulated deficit	(1,780,999)	(1,329,060)
Total stockholders’ deficiency	(1,533,274)	(1,081,335)

Total liabilities and stockholders’ deficiency	1,846,840	2,319,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	$	$	$	$

Revenue, net	93,455	75,375	380,320	848,052

Other revenue	528	186	1,514	738

Reversal of provision for impairment of amount due from an affiliate	-	-	-	88,738

General and administrative expenses	(283,848)	(257,351)	(833,773)	(858,755)

Provisions for impairment of deposits paid and other current assets	-	(3,324)	-	(330,350)

Loss before income tax	(189,865)	(185,114)	(451,939)	(251,577)

Income tax	-	-	-	-

Net loss	(189,865)	(185,114)	(451,939)	(251,577)

Basic and diluted loss per share	(0.001)	(0.001)	(0.004)	(0.002)

Basic and diluted weighted average shares outstanding	128,963,425	128,963,425	128,963,425	128,963,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2007	2006
	$	$

Operating activities
Net loss	(451,939)	(251,577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	8,228	8,156
Provisions for impairment of deposits paid and other current assets	-	330,350
Changes in operating assets and liabilities
Decrease in accounts receivable	97,310	31,906
Decrease in deposits paid, prepaid expenses and other current assets	207,238	480,001
Decrease in accounts payable, accrued liabilities, other liabilities and deposits received	(271,409)	(402,823)
Net cash (used in) provided by operating activities	(410,572)	196,013

Investing activities
Purchase of fixed assets	-	(147)
Net cash used in investing activities	-	(147)

Financing activities
Advances from affilities	250,432	510,536
Net cash provided by financing activities	250,432	510,536

(Decrease)/increase in cash and cash equivalents	(160,140)	706,402

Cash and cash equivalents, beginning of period	1,019,888	269,760

Cash and cash equivalents, end of period	859,748	976,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	LIQUIDITY AND GOING CONCERN

As of September 30, 2007 and December 31, 2006, the Company had negative working capital and accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects to incur additional losses for at least next twelve months, the Company anticipates that its current cash and cash equivalents and the ability to borrow from affiliates will be sufficient to fund its operations at least through September 30, 2008. This assumes the Company either achieves profitable operations and the cash burn rate from the results experienced in the recent past does not increase significantly. If, however, the Company is unable to realize profitable operations and additional resources are required to operate, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern, or cease operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Concentration risk

The Company is subject to certain concentration of risk as follow:

•
Due to accounts receivable – Accounts receivable as at September 30, 2007 and December 31, 2006 includes 2 and 3 customers that each accounted for more than 10% of the accounts receivable balance as at the respective balance sheet date.

•
Due to revenues and major customers – For the three months ended September 30, 2007 and 2006, 3 artists that each accounted for more than 10% of the Company’s net revenue during the corresponding period.  For the nine months ended September 30, 2007 and 2006, 3 and 4 artists that each accounted for more than 10% of the Company’s net revenue during the corresponding period.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-based compensation

Prior to January 1, 2006, the Company applied Statement of Financial Accounting Standards (“SFAS”) 123 and Accounting Principle Board Opinion (“APB”) No. 25 in accounting for its stock option plans that no compensation cost would be recognized in the Company’s consolidated financial statements for stock options granted under any of the stock option plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. Compensation cost was only recognized for warrants and options granted to non-employees for services provided. Effective January 1, 2006, the Company adopted the provisions of SFAS 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, is measured based on their grant-date fair value and recognize as expense. The adoption of SFAS 123(R) has no significant impact on the result of operations for the three months and nine months ended September 30, 2007 as the Company did not have share-based compensation during those periods.

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

The Company’s segment information for the three and nine months ended September 30, 2007 and 2006 and as at September 30, 2007 and 2006 are as follows:

Three months ended September 30, 2007	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	47,308	46,147	-	-	93,455
Net (loss) income	43,106	(217,163)	(3,846)	(11,962)	(189,865)
Total assets	142,139	893,843	810,858	-	1,846,840

Three months ended September 30, 2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	-	75,375	-	-	75,375
Net loss	(4,630)	(164,617)	(3,845)	(12,022)	(185,114)
Total assets	109,033	1,320,674	915,841	-	2,345,548

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine months ended September 30, 2007	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	138,615	241,705	-	-	380,320
Net (loss) income	126,602	(492,953)	(11,538)	(74,050)	(451,939)
Total assets	142,139	893,843	810,858	-	1,846,840

Nine months ended September 30, 2006	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	49,913	798,139	-	-	848,052
Net (loss) income	37,581	40,791	(270,477)	(59,472)	(251,577)
Total assets	109,033	1,320,674	915,841	-	2,345,548

Geographic information is based on the location of the selling service. Revenues from external customers by geographic region were as follows:

	Three months ended		Nine months ended
	30 September		30 September
	2007	2006	2007	2006
People’s Republic of China	79%	56%	58%	14%
Hong Kong	21%	44%	39%	85%
United States of America	-	-	3%	1%

	100%	100%	100%	100%

Note 5.	INCOME TAX

No income tax was provided for the three and nine months ended September 30, 2007 and 2006 as the Company and its subsidiaries did not have assessable profit at each period presented.

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

Amounts due from/to affiliates are unsecured, interest-free and due on demand. The following table summarizes significant related party balances as at September 30, 2007 and December 31, 2006:

Related party	Nature of relationship and control	Description of transactions	September 30, 2007	December 31, 2006
			$	$

Due from
Together Again Limited (“TAL”)	Intermediate holding company, 51% owned by Colima Enterprise Holdings, Inc. (“Colima”) and 49% owned by China Star Entertainment Limited (“China Star”)	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	15,771	15,771

Due to
Ms. Chen Ming Yin, Tiffany	Director of the Company	Director compensation	26,923	15,385

Mr. Tang Chien Chang	Director of the Company	Funds transferred to the Company for working capital purposes	145,022	277,006

Imperial International Limited (“Imperial”)	Intermediate holding company, ultimately owned by Colima	Funds transferred between entities for working capital purposes	656,794	663,845

China Star HK Distribution Limited (“China Star Distribution”)	Related company, a subsidiary of China Star which owned 49% of TAL	Amount receivable in relation to service income and funds transferred between entities for working capital purposes	1,057,698	679,769

			1,886,437	1,636,005

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Related party transactions included in the condensed consolidated statements of income for the periods presented include the following:

	Nature of relationship	Description of	Three months ended September 30,		Nine months ended September 30,
Related party	and control	transactions	2007	2006	2007	2006
			$	$	$	$

China Star Distribution	Related company, a subsidiary of China Star which owned 49% of TAL	Services income, net (note a)	-	-	15,449	572,615

China Star	Related company, owned 49% of TAL	Management fee paid (note b)	26,923	26,923	80,769	80,769

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owned 49% of TAL	Management fee paid (note b)	126,923	126,923	380,769	380,769

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

	(b)	The transactions were carried out at terms agreed between both parties.

Note 8.	SUBSEQUENT EVENT

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

As of September 30, 2007, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% equity interest in Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services.   Our principal executive office is located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. Our telephone number is 011-852-2313-1888.

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

RESULTS OF OPERATIONS

General results of operations for the three and nine months ended September 30, 2007 compared to September 30, 2006 are summarized as follows:

Three Months Ended September 30:	2007	2006	Change
Revenue	$93,983	$75,561	24.4%
Reversal of provision for impairment of
amount due from an affiliate	-	-	-%
General and administrative expenses	(283,848)	(257,351)	10.3%
Provisions for impairment of deposits paid
and other current assets	-	(3,324)	(100.0)%
Loss before income taxes	(189,865)	(185,114)	2.6%
Income taxes expenses	-	-	-%
Net loss	$(189,865)	$(185,114)	2.6%

Nine Months Ended September 30:	2007	2006	Change
Revenue	$381,834	$848,790	(55.0)%
Reversal of provision for impairment of
amount due from an affiliate	-	88,738	(100.0)%
General and administrative expenses	(833,773)	(858,755)	(2.9)%
Provisions for impairment of deposits paid
and other current assets	-	(330,350)	(100.0)%
Loss before income taxes	(451,939)	(251,577)	79.6%
Income taxes expenses	-	-	-%
Net loss	$(451,939)	$(251,577)	79.6%

REVENUE

Our consolidated revenue increased 24.4% to $93,983 for the three months ended September 30, 2007 from $75,561 for the same period in 2006.  The increase in consolidated revenue was a result of relatively large performances by our artists during this period.  Our consolidated revenue decreased 55.0% to $381,834 for the nine months ended September 30, 2007 from $848,790 for the same period in 2006. The decrease in consolidated revenue was a result of a decrease in the number of contracted artists and decreased performances by our artists. Rampant piracy and the downturn of Hong Kong made movies affected the overall revenue of all movies in Hong Kong. Accordingly, movie investors were more cautious in producing movies, thereby decreasing the opportunities for performances by our artists.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses incurred for the three months ended September 30, 2007 increased $26,497, or 10.3%, to $283,848 compared to $257,351 for the same period in 2006.  The increase was due to an increase in professional fees.  General and administrative expenses incurred for the nine months ended September 30, 2007 decreased $24,982, or 2.9%, to $833,773 compared to $858,755 for the same period in 2006.  General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees. The decrease was due to a decrease in the number of our employees.

PROVISIONS FOR IMPAIRMENT OF DEPOSITS PAID AND OTHER CURRENT ASSETS

There were no provisions for impairment of deposits paid and other current assets for the three and nine months ended September 30, 2007.  Provisions for impairment of deposits paid and other current assets was that certain of the artist management contracts expired during the three and nine months ended September 30, 2006 and the Company had made provisions for impairment of deposits paid in the amount of approximately $3,000 and $330,000 respectively.

INCOME TAX

The income tax represents the aggregate taxes provided on the assessable profits for the consolidated entities. No income taxes expenses were provided for the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006 because the Company incurred tax losses for the periods.

NET LOSS

Net loss for the three months ended September 30, 2007 increased $4,751, or 2.6%, to $189,865 compared to $185,114 for the same period in 2006.  The increase in net loss was due to a 10.3% increase in general and administrative expenses.

Net loss before income taxes for the nine months ended September 30, 2007 increased $200,362, or 79.6%, to $451,939 compared to $251,577 for the same period in 2006.  The increase in net loss was due to a 55.0% decrease in revenue.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Nine Months Ended September 30:	2007	2006	Change
Net cash (used in) provided by operating activities	$(410,572)	$196,013	(309.5)%

Net cash used in investing activities	$-	$(147)	(100)%

Net cash provided by financing activities	$250,432	$510,536	(50.9)%

LIQUIDITY

We had negative working capital as at September 30, 2007 of $1,563,229.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS FROM OPERATING ACTIVITIES:

For the nine months ended September 30, 2007, net cash flows used in  operating activities was $410,572  primarily resulting from a decrease in accounts payable, accrued liabilities, other liabilities and deposits received. For the nine months ended September 30, 2006 net cash flows provided by operating activities was $196,013 primarily resulting from a decrease in deposits paid and a decrease in accrued expenses, other liabilities and deposits received .

CASH FLOWS FROM INVESTING ACTIVITIES:

For the nine months ended September 30, 2007, net cash flow used in investing activities was nil as compared to negative $147 for the same period in 2006. This was because there were no fixed assets purchased during the nine months ended September 30, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES:

For the nine months ended September 30, 2007, net cash flows provided by financing activities was $250,432 compared to $510,536 for the same period in 2006.  The cash inflows were mainly provided by advances from certain affiliates.

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