Form 10KSB
period 2007-12-31
China Entertainment Group, Inc.
filed 2008-03-14
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues from continued operations and discontinued operations for the fiscal year ended December 31, 2007 were $nil  and $757,062 respectively.

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

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format: Yes [__] No [X]

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2007

PART I		Page
Item 1.	Description of Business	2
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to Vote of Security Holders	7

Signatures	25

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

INTRODUCTION

China Entertainment Group, Inc. has no active operations subsequent to the Asset Sale (as described below ) and is currently searching for a new business opportunity.

Immediately before the Asset Sale described below, with effect from December 31, 2007, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation. MPL, in turn, owns a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries currently provide artist management, talent development and artist brokering services. Prior the Asset Sale, China Entertainment Group, Inc. (together with our direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the "Company") had been a multi-faceted entertainment company with historically profitable operations in film, television, print and music artist management fees comprised of talent development fees, artist casting, booking and brokering commissions, and artist promotional fees.

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

On January 17, 2008, the Company entered into an Agreement (“Agreement”) with Imperial, the Company’s current majority shareholder, pursuant to which the Company agreed to sell and Imperial agreed to purchase substantially all of the Company’s assets.  Pursuant to the Agreement, the Company will sell 100% of total issued and paid up capital of MPL, the Company’s wholly-owned subsidiary and operating business to Imperial with effect from December 31, 2007 in exchange for Imperial’s payment of US$1 to the Company (the “Asset Sale”) at the closing of the Asset Sale transaction (the “Closing”). The Closing of the Asset Sale transaction is subject to the satisfaction of all of the closing conditions set forth in the Agreement. As of the date of this filing, all of the closing conditions have either been satisfied or waived by the Parties except for the Company’s compliance with the required notification provisions of Section 14(c) of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder in regards to administrative notification of all Company shareholders regarding the majority shareholder’s approval of the Asset Sale (the “14C Requirements”) and thus the accounts of MPL and its subsidiaries have been deconsolidated from the Company effective as of December 31, 2007. The Company presently intends to maintain its corporate existence after the Asset Sale transaction is fully completed.  Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine. In the event Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company.  There can be no assurance that the Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed.  The Agreement was attached to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2008 as Exhibit 10.1 and is incorporated herein by reference; provided, however, that the warranties and representations contained in such agreement are made solely to Imperial and solely for purposes of the Asset Sale.  The foregoing summary and description do not purport to be complete and are qualified in their entirety by reference to the Agreement.

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

Effective from the date of the Asset Sale, all the operations of MPL, CSML, AMIL and MGL from the beginning of the year up to the effective date of the Asset Sale were reported as discontinued operations in the financial statements of the Company for the year ended December 31, 2007. The results of operations of MPL, CSML, AMIL and MGL from the previous year have been restated retrospectively to conform to the current year presentation regarding the discontinued operations.

ARTIST MANAGEMENT UNIT

During the year ended December 31, 2007, the Company derived revenue and income from artist management fees from artists that the Company had under contract.  Similar to artist management companies in the United States such as the Creative Artists Agency or the William Morris Agency, our Company was one of the major artist management agencies in Asia and represented several well-known Chinese film and television artists whose work was distributed throughout China and other parts of Asia. We provided artist management services through Metrolink Group, which consists of the following entities:

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

Effective from the date of the Asset Sale, the artist management unit has been disposed to Imperial and the Company has no artist management unit remained.

OUR MARKET

Effective from the date of the Asset Sale, our Company does not have an operative market.

COMPETITIVE BUSINESS CONDITIONS AND COMPETITIVE POSITION IN THE INDUSTRY

Our Company currently has no operations and thus there are no competitive businesses or competitions.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

Our Company currently has no operations and thus it does not require the purchase of raw materials.

SEASONAL VARIATIONS

Our Company currently has no operations and thus it does not experience seasonal variations.

CONCENTRATION OF CUSTOMERS

As of December 31, 2007, the Company had no operations and thus it had no customers. For the year ended December 31, 2007, all of the Company's revenue from discontinued operations was generated by 13 artists, and the aggregate revenues from 4 of these artists accounted for more than 93% of the Company’s revenue from discontinued operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We do not own any patents, trademarks, licenses or other forms of intellectual property.

GOVERNMENT REGULATIONS

Our Company's activities are subject to various governmental regulations concerning business activities generally in various countries.  We believe that we are in compliance with all applicable laws and regulations.

EMPLOYEES

As of December 31, 2007, our Company had no full time employees. We relied on management services provided by related companies.

CURRENCY CONVERSION AND EXCHANGE

As of December 31, 2007, the Company had minimal assets, which dominated in the local currency, thus it does not anticipate significant foreign exchange losses.  The Company does not currently engage in any hedging activity because it is not subject to foreign currency risk but it will continue to monitor its foreign exchange exposure and market conditions to determine if any hedging is required.

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

RISK RELATED TO OUR FINANCIAL POSITIONS AND LIQUIDITY

THE COMPANY HAS RECEIVED AUDIT OPINIONS WITH EXPLANATORY PARAGRAPH REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended December 31, 2007 and 2006 contain explanatory paragraphs regarding our ability to continue as a going concern.  As discussed in the report of independent registered public accounting firm for the years ended December 31, 2007 and 2006, the Company has no active operations subsequent to the year ended December 31, 2007 and had net stockholders’ deficiency as of December 31, 2006 as a result of negative working capital and recurring losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements for both years do not include any adjustment that might result from the outcome of this uncertainty.

RISKS RELATED TO OUR BUSINESS

Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine after the Asset Sale. There can be no assurance that the Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed.

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

Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine after the Asset Sale. In the event Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company.

Because our common stock will be subject to the "penny stock" rules, the level of trading activity in our stock may be reduced, which may make it difficult for investors in our common stock to sell their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the “SEC”).  Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located in a facility consisting of approximately 2,683 square feet located at Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong. We do not own this property and we have not entered into a lease of this office space because it is shared with other affiliated companies.

We believe that the current facilities occupied by the Company will be able to meet the Company's operational needs.

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

MARKET FOR COMMON EQUITY

Our Common Stock is traded over-the-counter and quoted on the National Quotation Bureau's Pink Sheets under the symbol "CGRP".  Until April 17, 2000, our common stock was listed on the OTC Electronic Bulleting Board under the symbol "IAMK.OB".  After entering into the Agreement, we changed our symbol from "IAMK.OB" to "CAAY.OB" with CUSIP Number 16936W 10 4, and these changes became effective on December 21, 2004.  In June 2005, in connection with our name change to China Entertainment Group, Inc., our ticker symbol changed to “CGRP.OB” with CUSIP Number 16939C105.  The following table sets forth the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two years ending December 31, 2007 and December 31, 2006. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter (ended December 31, 2007)	0.06	0.015
Third Quarter (ended September 30, 2007)	0.015	0.01
Second Quarter (ended June 30, 2007)	0.015	0.012
First Quarter (ended March 31, 2007)	0.019	0.006

Fiscal Year Ended December 31, 2006
Fourth Quarter (ended December 31, 2006)	0.032	0.015
Third Quarter (ended September 30, 2006)	0.03	0.03
Second Quarter (ended June 30, 2006)	0.08	0.03
First Quarter (ended March 31, 2006)	0.1	0.03

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

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes.

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

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

Service fee income from provision of artist management services is recognized when services are rendered. In accordance with SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, the Company presents its revenue on a net basis as it acts as an agent for the artists.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The provisions of SFAS 155 are effective for the Company on January 1, 2007.  The application of this guidance has not had a material effect on the Company’s financial position, cash flows and results of operation.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The application of this guidance has not had a material effect on the Company’s financial position, cash flows and results of operation.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008.   The Company does not expect there to be any significant impact of adopting SFAS 157 on its financial position, cash flows and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ended December 31, 2006.  The application of this guidance has not had a material effect on the Company’s financial position, cash flows and results of operation.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings.  The Company does not expect there to be any significant impact of adopting this standard on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

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

On January 17, 2008, the Company entered into an Agreement (“Agreement”) with Imperial, the Company’s current majority shareholder, pursuant to which the Company agreed to sell and Imperial agreed to purchase substantially all of the Company’s assets.  Pursuant to the Agreement, the Company will sell 100% of total issued and paid up capital of MPL, the Company’s wholly-owned subsidiary and operating business to Imperial with effect from December 31, 2007 in exchange for Imperial’s payment of US$1 to the Company (the “Asset Sale”) at the closing of the Asset Sale transaction (the “Closing”). The Closing of the Asset Sale transaction is subject to the satisfaction of all of the closing conditions set forth in the Agreement. As of the date of this filing, all of the closing conditions have either been satisfied or waived by the Parties except for the Company’s compliance with the required notification provisions of Section 14(c) of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder in regards to administrative notification of all Company shareholders regarding the majority shareholder’s approval of the Asset Sale (the “14C Requirements”) and thus the accounts of MPL and its subsidiaries have been deconsolidated from the Company effective as of December 31, 2007. The Company presently intends to maintain its corporate existence after the Asset Sale transaction is fully completed.  Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine. In the event Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company.  There can be no assurance that the Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed.  The Agreement was attached to the Form 8-K filed with the Securities Exchange Commission on February 22, 2008 as Exhibit 10.1 and is incorporated herein by reference; provided, however, that the warranties and representations contained in such agreement are made solely to Imperial and solely for purposes of the Asset Sale.  The foregoing summary and description do not purport to be complete and are qualified in their entirety by reference to the Agreement.

After the Asset Sale, all these operations were classified as discontinued operations. There was no operation from continued operations of the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Revenue from discontinued operations

Revenue from discontinued operations recognized from the provision of artist management services decreased 30.0% to $757,062 for the year ended December 31, 2007 from $1,081,389 for the same period in 2006.  The decrease resulted primarily from the decreased demand for artists’ services.  The entertainment industry, particularly the film industry in Hong Kong, encountered greater challenges in the year 2007.  The industry continued to suffer from the issue of infringements on intellectual property rights. In addition to the popularity of copied compact discs, the advances of information technology, especially the improvement in BT (bit torrent) point-to-point technology and the rapid growth of peer-to-peer sharing activity on the Internet, have caused decreased revenues in the film industry. The immediate impact of these advances of information technology was the production of fewer films during the year. No revenue was derived from the continued operations of the Company.
.
General and Administrative Expenses

General and administrative expenses incurred for the year ended December 31, 2007 from continuing operations increased $39,093, or 21.5%, to $221,012 compared to $181,919 for the same period in 2006.  General and administrative expenses from continuing operation mainly consisted of legal and professional fees and the increase was primarily caused by increased legal and professional fees. General and administrative expenses incurred for the year ended December 31, 2007 from discontinued operations decreased $10,582, or 1.0%, to $1,064,610 compared to $1,075,192 for the same period in 2006. The decrease was insignificant.

Reversal of Provisions For Impairment Of Amounts Due From Affiliates

There was no reversal of provisions for impairment of amounts due from affiliates from both continuing and discontinued operations for the year ended December 31, 2007.  During 2006, the Company reversed the provision for impairment of amount due from an affiliate in the amount of approximately $89,000 from discontinued operations.

Provisions For Impairment Of Deposits And Other Current Assets

There was no provision for impairment of deposits and other current assets from both continuing and discontinued operations for the year ended December 31, 2007.  Provisions for impairment of deposits paid and other current assets occurred because some of our artist management contracts expired during the year ended December 31, 2006 and the Company made provisions for impairment of deposits paid in connection with these expired contracts in the amount of approximately $330,000 from the discontinued operations.

Income Tax

Income tax represents the aggregate taxes provided on the assessable profits.  No income taxes expenses were provided for the years ended December 31, 2007 and December 31, 2006 as the Company incurred tax losses for the both years.

Net Income (Loss)

Net loss from continuing operations increased $39,093 from $181,919 and was due to the increase in legal and professional fees incurred. Net operating results from discontinued operations improved by $1,537,763 or 653%. The increase of operating results from discontinued operation was a result of the Asset Sale net off with an increase in loss from operations of MPL and its subsidiaries. The decreased demand for artists’ management services led to the increase in loss from the operation of MPL and its subsidiaries for the year ended December 31, 2006. Net income for the year ended December 31, 2007 increased $1,498,670, or 359.1%, to $1,081,336 compared to a net loss of $417,334 for the same period in 2006.  The increase primarily resulted from the gain of the Asset Sale.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Liquidity

We had working capital at December 31, 2007 of $1.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash.  The stockholders agreed to provide continuing financial supporting to the Company to enable it to continue as a going concern since the Company has no active operation subsequent to the Asset Sale. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

Cash flows from operating activities

For the year ended December 31, 2007, net cash flows used in operating activities was $185,442 (net cash flows provided by operating activities was $172,273 in the same period for 2006), primarily resulting from a decrease in deposits paid, a decrease in accounts receivable and a decrease in accrued expenses, other liabilities and deposit received.

Cash flows from investing activities

For the year ended December 31, 2007, net cash flows used in investing activities was $357,296 as compared to $509 for the same period in 2006.  The increase in cash flow used in investing activities primarily resulted from net proceed from disposal of subsidiaries, net of cash and cash equivalents disposed.

Cash flows from financing activities

Net cash flows used in financing activities for the year ended December 31, 2007 was $477,150, representing repayments to certain affiliates. Net cash flows provided by financing activities for the year ended December 31, 2006 was $578,364. The cash inflows were mainly provided by advances from certain affiliates.

Expected Material Capital Commitments

The Company has no material commitments for capital expenditures and has no plans or intention to purchase or sell any plant and/or other significant equipment.

Expected Significant Changes in Number of Employees

The Company does not anticipate any significant changes in its number of employees, other than the changes that may arise during the expansion into a new business.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during the years ended December 31, 2007 and December 31, 2006.  The countries in which the Company conducted the majority of its operations, which include Hong Kong, PRC and the United States, were subject to moderate degrees of inflation. The countries in which the Company operates subsequent to the Asset Sale, which is currently United States and Hong Kong, are subject to moderate degrees of inflation.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

All of the Company's expenses subsequent to the Asset Sale are denominated primarily in Hong Kong dollars and U.S. dollars. The value of the Hong Kong dollar-to-United States dollar may fluctuate and is affected by, among other things, changes in political and economic conditions. Although a devaluation of the Hong Kong dollar relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations.  The Company has never engaged in currency hedging operations but will continue to monitor its foreign exchange exposure and market conditions to determine if hedging is required.

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

We have audited the accompanying balance sheet of China Entertainment Group, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders’ equity (deficiency), and cash flows of China Entertainment Group, Inc. and its subsidiaries (collectively referred to as the “Group”) for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of the Group’s consolidated operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to financial statements, the Company has no active operation subsequent to the year ended December 31, 2007.  This matter raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to this matter are also described in Note 1 to financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong

March 11, 2008

 CHINA ENTERTAINMENT GROUP, INC.
BALANCE SHEET

December 31, 2007

ASSET
Current Asset
Amount due from an affiliate	$1

Total asset	$1

STOCKHOLDERS’ EQUITY
Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding	$128,963
Additional paid-in capital	118,762
Accumulated deficit	(247,724)
Total stockholders’ equity	1

Total stockholders’ equity	$1

The accompanying notes are an integral part of these financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

	2007	2006

General and administrative expenses	$(221,012)	$(181,919)

Loss from continuing operation before income tax	(221,012)	(181,919)

Income tax	-	-
Net loss from continuing operation	(221,012)	(181,919)

Discontinued operation:
Loss from operation of Metrolink Pacific Limited (“MPL”) and its subsidiaries	(307,548)	(235,415)
Gain on disposal of subsidiaries	1,609,896	-
Net income (loss) from discontinued operation	1,302,348	(235,415)

Net income (loss)	$1,081,336	$(417,334)

Basic and diluted earning (loss) per share from:
Continuing operation	$(0.002)	$(0.001)
Discontinued operation	0.010	(0.002)
	$0.008	$(0.003)

Basic and diluted weighted average shares outstanding	128,963,425	128,963,425

The accompanying notes are an integral part of these financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated
	(shares)	(par value)	Capital	Deficit	Total

Balance – December 31, 2005	128,963,425	$128,963	$118,762	$(911,726)	$(664,001)

Net loss	-	-	-	(417,334)	(417,334)

Balance – December 31, 2006	128,963,425	128,963	118,762	(1,329,060)	(1,081,335)

Net income	-	-	-	1,081,336	1,081,336

Balance – December 31, 2007	128,963,425	$128,963	$118,762	$(247,724)	$1

The accompanying notes are an integral part of these financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2007	2006

Operating activities
Net income (loss)	$1,081,336	$(417,334)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain of disposal of subsidiaries	(1,609,896)	-
Reversal of provision for impairment of amount due from an affiliate	-	(88,738)
Depreciation	10,943	10,894
Provisions for impairment of deposits paid and other current assets	-	330,350
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	96,975	(26,831)
Decrease in deposits paid, prepaid expenses and other current assets	312,295	605,881
Decrease in accounts payable, accrued expenses, other liabilities and deposits received	(77,095)	(241,949)
Net cash (used in) provided by operating activities	(185,442)	172,273

Investing activities
Net proceed from disposal of subsidiaries, net of cash and cash equivalents disposed	(357,296)	-
Purchases of fixed asset	-	(509)
Net cash used in investing activities	(357,296)	(509)

Financing activities
(Repayments to) advances from affiliates	(477,150)	578,364
Net cash (used in) provided by financing activities	(477,150)	578,364

(Decrease) increase in cash and cash equivalents	(1,019,888)	750,128

Cash and cash equivalents, beginning of period	1,019,888	269,760

Cash and cash equivalents, end of period	$-	$1,019,888

Cash paid for:
Interest	$-	$244

The accompanying notes are an integral part of these financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1.	BUSINESS OPERATIONS AND GOING CONCERN

Business Operations

China Entertainment Group, Inc. is a Nevada corporation that serves as an investment holding company. The Company, through its wholly-owned subsidiaries, was engaged in the provision of artist management services, primarily in Hong Kong and China, through December 31, 2007. Effective December 31, 2007, the major stockholder of the Company approved the disposal (the “Disposal”) of 100% of total issued and paid up capital of MPL, a wholly-owned subsidiary of the Company, to Imperial International Limited (“Imperial”), an intermediate holding company at a consideration of $1 and the accounts of MPL and its subsidiaries have been deconsolidated from the Group effectively from the effective date of the Disposal. Subsequent to the Disposal, the Company has no active operation as the only operation of the Group, which was the provision of artist management services, was disposed to Imperial. The Company is searching for a new business opportunity.

Going Concern

As of December 31, 2007, subsequent to the Disposal, the Company has no active operation. This matter raises substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations derived from the development of new business opportunity. The financial statements have been prepared on a going concern basis as the stockholders agreed to provide continuing financial supporting to the Company to enable it to continue as a going concern and to settle its liabilities as and when they fall due. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The balance sheet represents the accounts of the parent Company only, which is the legal entity. The consolidated statement of operations and cash flows include the accounts of China Entertainment Group, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions have been eliminated. Prior year amounts have been reclassified to conform to current-year presentation for the Group’s results of discontinued operation.

Discontinued operation

The Group reports discontinued operation in accordance with the guidance of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). According to SFAS 144, the Group reports business or asset group as discontinued operation when, among other things, there is committed plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. From the effective date of the Disposal as mentioned in Note 1 to financial statements, the Company no longer has a controlling financial interest in MPL and its subsidiaries. Accordingly, all financial information related to MPL and its subsidiaries’ operations has been presented as discontinued operation in the accompanying financial statements. Refer to Note 5 – Discontinued Operation.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from management’s estimates.

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

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments

The Company considers that the carrying amount of Amount due an affiliate to approximate fair value due to the short maturity.

Concentrations of credit risk

The Group's discontinued operation is subject to certain concentrations of credit risk as follows:

•
Due to revenue and major customers – For the year ended December 31, 2007, 4 artists (2006: 2) each accounted for more than 10% of the Group’s net revenue and collectively accounted for approximately 93% (2006: 60%) of the Group’s net revenue.

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

Stock-based compensation

Prior to January 1, 2006, the Group applied SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option plans whereby no compensation cost would be recognized in the Group’s consolidated financial statements for stock options granted under any of the stock option plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. Compensation cost was only recognized for warrants and options granted to non-employees for services provided. Effective January 1, 2006, the Group adopted the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, to be measured based on their grant-date fair value and recognized as expense over the required service period. The adoption of SFAS 123(R) has no impact on the results of operations for the years ended December 31, 2007 and 2006 as the Group did not have share-based compensation during the year.

Foreign currency translation

The functional currencies of our foreign subsidiaries are their local currencies. Revenue and expenses are translated at average exchange rates during the period, and assets and liabilities are translated as at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity (deficiency). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are immaterial to the financial statements.

Cash and cash equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. The Group provides for depreciation using the straight-line method over the estimated useful lives of the related assets, which is five years. Depreciation expense for the year ended December 31, 2007 was $10,943 (2006: $10,894). When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are recognized in current operations. Repairs and maintenance are expensed as incurred.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Impairment of long-lived assets

The Group assesses the recoverability of the carrying amounts of long-lived assets pursuant to the provisions of SFAS 144, when there is objective indicators of impairment exist. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

Provision of impairment for deposits paid

The Company periodically assesses the recoverability of the carrying amounts of deposits paid when there is objective evidence that deposit paid is impaired.

Revenue recognition

Service fee income from provision of artist management services is recognized when services are rendered. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Group presents its revenue on a net basis as it acts as an agent for the artists. Revenue from discontinued operation on a gross basis for 2007 was approximately $2,231,000 (2006: $3,383,000).

Advertising costs

Advertising costs are expensed as incurred and were immaterial for both years presented.

Pension obligation

The Group operates a defined contribution plan and the assets of which are generally held in a separate trustee administered fund. The pension plan is generally funded by payments from employees and by the relevant group companies. The Group’s contributions to the defined contribution plan are expensed as incurred. The Group’s contributions to the defined contribution plan for the year ended December 31, 2007 was approximately $6,000 (2006:  $8,000).

Income taxes

The Group accounts for income taxes pursuant to the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including Interpretation 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”), issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 109, income taxes are accounted for under the asset and liability method.  The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed, and is calculated at tax rates that have been enacted or substantively enacted at the balance sheet date.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year(s) in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in current operations in the period that includes the enactment date. There are no deferred tax amounts recognized as of December 31, 2007.

Note 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140 (“SFAS 155”).  The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The provisions of SFAS 155 are effective for the Group on January 1, 2007.  The application of this guidance has not had a material effect on the Group’s financial position, cash flows and results of operation.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Group recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Group on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The application of this guidance has not had a material effect on the Group’s financial position, cash flows and results of operation.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008.  The Company does not expect there to be any significant impact of adopting SFAS 157 on its financial position, cash flows and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Group began to apply the provisions of SAB 108 to its annual financial statements for the year ended December 31, 2006.  The application of this guidance has not had a material effect on the Group’s position, cash flows and results of operation.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there to be any significant impact of adopting this standard on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the present or future financial statements.

Note 4.	RELATED PARTY TRANSACTIONS

Amount due from an affiliate represents the consideration payable by Imperial, an intermediate holding company, in relation to the Disposal. The amount is unsecured, interest-free and due on demand.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Related party transactions included in the consolidated statement of operations for the years presented include the following:

	Nature of	Description	Years ended December 31,
Related party	relationship and control	of transactions	2007	2006

Discontinued operation

China Star HK Distribution Limited	Related company, a subsidiary of China Star Entertainment Limited (“China Star”), which owns 49% of Together Again Limited (“TAL”)	Service income, net (note a)	$220,449	$572,615

China Star	Related company, owns 49% of TAL	Management fee paid (note b)	$107,693	$107,693

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owns 49% with TAL	Management fee paid (note b)	$507,692	$507,692

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The transactions were carried out at terms agreed between both parties.

Note 5.	DISCONTINUED OPERATION

As mentioned in Note 1 to financial statements, the major stockholder of the Company approved the plan, effective December 31, 2007, to dispose of its artist management services operation to Imperial. Accordingly, the Group’s subsidiaries’ results of operations have been presented as a discontinued operation within the consolidated statement of operations in accordance with SFAS 144. The subsidiaries were acquired in November 2004 in connection with a reverse acquisition and provided artist management services primarily in Hong Kong and the China. The summary of the operating results from discontinued operation is as follows:

	2007	2006

Revenue, net	$682,681	$1,080,040

Other revenue	74,381	1,349

General and administrative expenses	(1,064,610)	(1,075,192)

Reversal of provision for impairment of amount due from an affiliate	-	88,738

Provisions for impairment of deposits paid and other current assets	-	(330,350)

Loss before income tax	(307,548)	(235,415)

Income tax	-	-

Loss from operation of MPL and its subsidiaries	$(307,548)	$(235,415)

There were no assets or liabilities of the Group’s subsidiaries included in the balance sheet as of December 31, 2007, which represents the balance sheet of the Company only.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 6.	INCOME TAX

Hong Kong Tax:  Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong. A reconciliation of the provision for Hong Kong profits tax is as follow:

	2007		2006
		%		%

Income (loss) before income tax	$1,081,336	100	$(417,334)	(100)

(Provision) benefit for Hong Kong profits tax	$(189,234)	(17.5)	$73,034	17.5

Tax effect of loss incurred at the company level	491,960	45.5	(38,182)	(9.1)

Tax effect of earnings not taxable in determining taxable profits	(320,590)	(29.6)	15,765	3.8

Tax effect of expenses not deductible in determining taxable profits	15,949	1.5	(48,711)	(11.7)

Tax effect of unrecognized temporary differences	1,915	0.1	(1,906)	(0.5)

Provision for income tax	$-	-	$-	-

For the years ended December 31, 2007 and 2006, the Group generated operating losses and, therefore, has no tax liability. The US tax loss carryforwards will expire through 2027 and the Hong Kong tax loss carryforwards has no expiry date. Management believes it is more likely than not that the net carrying value of the deferred tax asset will not be realized and has provided a 100% valuation allowance. Pursuant to the Tax Reform Act of 1986, annual utilization of the US net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Note 7.	STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock

The Company had no equity transaction during the years ended December 31, 2007 and 2006.

Note 8.	CONTINGENCIES AND COMMITMENTS

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

Note 9.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. MPL’s wholly-owned subsidiaries were as follows: Anglo Market International Limited ("AMIL"), China Star Management Limited ("CSML"), and Metrolink Global Limited ("MGL"). The principal activities of MPL’s subsidiaries were the provision of artist management services and such operation was disposed with an effective date on December 31, 2007. The “other” column represents unallocated corporate-related costs of the parent company.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The Company’s segment information for the years ended December 31, 2007 and 2006 are as follows:

2007	AMIL	CSML	MGL	OTHER	Total

Revenue, net
Continuing operation	$-	$-	$-	$-	$-
Discontinued operation	$237,846	$444,835	$-	$-	$682,681
					$682,681

Net (loss) income
Continuing operation	$-	$-	$-	$(221,012)	$(221,012)
Discontinued operation	$220,673	$(512,836)	$(15,385)	$1,609,896	$1,302,348
					$1,081,336

Total assets	$-	$-	$-	$1	$1

2006	AMIL	CSML	MGL	OTHER	Total

Revenue, net
Continuing operation	$-	$-	$-	$-	$-
Discontinued operation	$130,180	$949,860	$-	$-	$1,080,040
					$1,080,040

Net (loss) income
Continuing operation	$-	$-	$-	$(181,919)	$(181,919)
Discontinued operation	$112,884	$(73,411)	$(274,888)	$-	$(235,415)
					$(417,334)

Geographic information is based on the location of the selling service. Revenues from discontinued operation from external customers by geographic region were as follows:

Year ended December 31:	2007	2006

	%	%

Hong Kong	48	70
People’s Republic of China	50	29
Other	2	1
	100	100

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

(b)

Management's annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial report was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c)
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

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of December 31, 2007.  Ms. Chen Ming Yin, Tiffany and Mr. Tang Chien Chang were named as directors of the Company, effective December 24, 2004.  The members of the board of directors of the Company have not yet been named to any board committees. The Board of Directors is comprised of only one class.  Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by the SEC to furnish us copies of all Section 16(a) forms filed by such reporting persons.  To our knowledge, based solely on the Company's review of copies of Forms 3, 4, and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, the shareholder Imperial, the current director and chief executive officer Mr. Tang Chien Chang, and current director Ms. Chen Ming Yin Tiffany were subject to but have not filed the reports they are required to file under Section 16(a) of the 1934 Act.

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

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2007 and 2006.  The following table summarizes all compensation for fiscal year 2007 and 2006 received by our Chief Executive Officer, and the Company’s two most highly compensated executive officers who earned more than $100,000 in fiscal year 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Mr. Tang Chien	2007	$-	-	-	-	-	-	-	-
Chang (1), Chief	2006	-	-	-	-	-	-	-	-
Executive Officer

Ms. Chen Ming	2007	$15,385	-	-	-	-	-	-	15,385
Yin Tiffany(2),	2006	15,385	-	-	-	-	-	-	15,385
Director

Ms. Dorothy	2007	$-	-	-	-	-	-	-	-
Wong(1), Chief	2006	$-	-	-	-	-	-	-	-
Accounting Officer

(1)	For the year ended December 31, 2007, Mr. Tang and Ms Wong did not receive any cash or share-based compensation.
(2)	For the year ended December 31, 2007, Ms. Chen received salary of $15,385. No share-based compensation was received during the year ended December 31, 2007.

Employment Agreements

The Company currently does not have any employment agreements with any of the Company's directors.  The Company's subsidiary has a service agreement with Director, Ms. Chen Ming Yin Tiffany.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2007, the Company does not have any outstanding equity awards.

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

Amounts due from an affiliate of $1 represents the consideration payable by Imperial, an immediate holding company, in relation to the Asset Sale. The amount is unsecured, interest-free and due on demand.

Related party transactions included in the consolidated statement of operations for the years presented include the following:

	Nature of
	relationship	Description of	Year ended December 31,
Related party	and control	transaction	2007	2006

Discontinued operation
China Star HK Distribution Limited	Related company, a subsidiary of China Star which owns 49% of TAL	Services income, net	$220,449	$572,615

China Star	Related company, owns 49% of TAL	Management fee paid	$107,693	$107,693

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owns 49% with TAL	Management fee paid	$507,692	$507,692

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

Fee Category	Year Ended December 31, 2007	Year Ended December 31, 2006

Audit fees	$125,000	$125,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

AUDIT FEES

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for the year ended December 31, 2007 or 2006.

TAX FEES

There were no fees billed for services for tax compliance, tax advice and tax planning work to the Company for the years ended December 31, 2007 and 2006.

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