Form 10-Q
period 2008-03-31
China Entertainment Group, Inc.
filed 2008-05-20
CIK 1096617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________.

Commission File No. 000-29019

CHINA ENTERTAINMENT GROUP, INC.
(Name of small business issuer as specified in its charter)

NEVADA	22-3617931
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 3409 Shun Tak Centre, West Tower, 168-200 Connaught Road Central, Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 19, 2008, there were approximately 128,963,425 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA ENTERTAINMENT GROUP, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007
	$	$

ASSET
Current Asset
Amount due from an affiliate	1	1

Total asset	1	1

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current Liabilities
Accrued liabilities	88,216	-
Amount due to an affiliate	55,090	-
Total current liabilities	143,306	-

Commitments and contingencies

Stockholders’ (deficiency) equity
Common stock, $0.001 par value; 200,000,000 shares authorized;
128,963,425 shares issued and outstanding	128,963	128,963
Additional paid-in capital	118,762	118,762
Accumulated deficit	(391,030)	(247,724)
Total stockholders’ (deficiency) equity	(143,305)	1

Total liabilities and stockholders’ equity	1	1

The accompanying notes are an integral part of these condensed financial statements.

CHINA ENTERTAINMENT GROUP, INC.
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended March 31, 2008
$

Revenue, net	-

Other revenue	-

General and administrative expenses	(143,306)

Loss before income tax	(143,306)

Income tax	-

Net loss	(143,306)

Basic and diluted loss per share	(0.0011)

Basic and diluted weighted average shares outstanding	128,963,425

The accompanying notes are an integral part of these condensed financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended March 31, 2007
$

Revenue, net	99,546

Other revenue	629

General and administrative expenses	(260,318)

Loss before income tax	(160,143)

Income tax	-

Net loss	(160,143)

Basic and diluted loss per share	(0.0012)

Basic and diluted weighted average shares outstanding	128,963,425

The accompanying notes are an integral part of these condensed financial statements.

CHINA ENTERTAINMENT GROUP, INC.
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2008
$
Operating activities
Net loss	(143,306)
Changes in operating assets and liabilities
Increase in accounts payable, accrued liabilities, other liabilities and deposits	88,216
Net cash used in operating activities	(55,090)

Financing activities
Advance from an affiliate	55,090
Net cash provided by financing activities	55,090

Decrease in cash and cash equivalents	-

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	-

The accompanying notes are an integral part of these condensed financial statements.

CHINA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2007
$
Operating activities
Net loss	(160,143)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	2,743
Changes in operating assets and liabilities
Decrease in accounts receivable	57,207
Decrease in deposits paid, prepaid expenses and other current assets	112,284
Decrease in accounts payable, accrued liabilities, other liabilities and deposits received	(118,834)
Net cash used in operating activities	(106,743)

Financing activities
Advances from affiliates	38,611
Net cash provided by financing activities	38,611

Decrease in cash and cash equivalents	(68,132)

Cash and cash equivalents, beginning of period	1,019,888

Cash and cash equivalents, end of period	951,756

The accompanying notes are an integral part of these condensed financial statements.

CHINA ENTERTAINMENT GROUP, INC.
NOTES TO CONDENDSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	LIQUIDITY AND GOING CONCERN

Subsequent to the disposal of Metrolink Pacific Limited (“MPL”) and its subsidiaries (the “Disposal”) during the year ended December 31, 2007, China Entertainment Group, Inc. (the “Company”) has no active operation.  This matter raises substantial doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations derived from the development of new business opportunity.  The financial statements have been prepared on a going concern basis as the stockholders agreed to provide continuing financial supporting to the Company to enable it to continue as a going concern and to settle its liabilities as and when they fall due.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The balance sheet as at March 31, 2008 and December 31, 2007, and the condensed statement of operations and cash flows for the three months ended March 31, 2008 represent the accounts of the Company only because the Company has disposed all its subsidiaries as of  December 31, 2007.  The condensed consolidated statement of operations and cash flows for the three months ended March 31, 2007 include the accounts of the Company and its subsidiaries (the “Group”).

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). For the condensed consolidated statement of operations and cash flows, all significant intercompany transactions have been eliminated.

The condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accrued liabilities necessary for a fair presentation of our condensed balance sheets, operating results and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the 2007 annual report on Form 10-KSB.

Note 3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008,  the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement.  In February 2008,  the FASB issued FSP 157-2, Effective Date of FASB Statement No.157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statement on a recurring basis (at least annually).  The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations.  As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141 (R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company expects the adoption of SFAS 141 (R) will have no significant impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company expects the adoption of SFAS 160 will have no significant impact on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company expects the adoption of SFAS 161 will have no significant impact on its financial position, cash flows and results of operations.

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

For the three months ended March 31, 2008, no segment information is presented as the balance sheet as at March 31, 2008 and the statement of operations and cash flows for the period then ended represents the Company only.

For the three months ended March 31, 2007, the main operations of the Company were conducted through the Company's wholly-owned subsidiary, MPL.  MPL’s wholly-owned subsidiaries were as follows: Anglo Market International Limited ("AMIL"), China Star Management Limited ("CSML"), and Metrolink Global Limited ("MGL").  The principal activities of MPL’s subsidiaries were the provision of artist management services.  The “other” column represents unallocated corporate-related costs of the Company.

The Company's segment information for the three months ended March 31, 2007 and as at March 31, 2007 is as follows:

2007	AMIL	CSML	MGL	OTHER	Total
	$	$	$	$	$
Revenue, net	49,231	50,315	-	-	99,546
Net (loss) income	45,402	(184,338)	(3,846)	(17,361)	(160,143)
Total assets	80,884	1,117,408	881,098	-	2,079,390

Geographic information is based on the location of the selling service.  For the three months ended March 31, 2008, no revenue was generated by the Company and no geographic information to revenue is presented.  Revenue from external customers by geographic region for the three months ended March 31, 2007 is as follows:

Three months ended March 31, 2007
People’s Republic of China	51%
Hong Kong	49%

100%

Note 5.	INCOME TAX

No income tax was provided for the three months ended March 31, 2008 and 2007 as the Company and the Group incurred tax losses for each period presented.

Note 6.	CONTINGENCIES

Litigation

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx).  On December 20, 2006, plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court.  According to the Complaint, the Company is a “nominal Defendant” as Plaintiffs purported to assert claims derivatively on its behalf.  Accordingly, it appears that no relief was being sought against the Company itself.  On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them.  Accordingly, the Court dismissed the action without prejudice on March 31, 2008.

Note 7.	RELATED PARTY TRANSACTIONS

Except to the related party balance disclosed in the balance sheet, the Company or the Group had entered into the following material related party transactions during the periods presented:

Related party	Nature of relationship and control	Description of transactions	Three months ended March 31,
			2008	2007
			$	$

China Star HK Distribution Limited	Related company, a subsidiary of China Star Entertainment Limited (“China Star”) which owned 49% of Together Again Limited (“TAL”)	Service income, net (note a)	-	15,499

China Star	Related company, owned 49% of TAL	Management fee paid (note b)	-	26,923

China Star Laser Disc Company Limited	Related company, a subsidiary of China Star which owned 49% of TAL	Management fee paid (note b)	-	126,923

Notes:	(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.
(b)	The transactions were carried out at terms agreed between both parties.

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

INTRODUCTION

China Entertainment Group, Inc. (the “Company”) currently has no active operations because of the Asset Sale transaction (as described more fully below under the section titled “Recent Events”) and is currently searching for a new business opportunity.

Prior to the Asset Sale transaction described below, which is to have effect from December 31, 2007, we owned all of the equity interest in Metrolink Pacific Limited ("MPL"), a British Virgin Islands corporation.  MPL, in turn, owned a 100% equity interest in Anglo Market International Limited, a corporation incorporated in the British Virgin Islands on September 15, 2000, a 100% equity interest in China Star Management Limited, a company incorporated in Hong Kong on September 6, 1985, and a 100% interest in MPL subsidiary Metrolink Global Limited, a corporation incorporated in the British Virgin Islands on September 10, 2004. MPL's subsidiaries provided artist management, talent development and artist brokering services. Prior the Asset Sale, China Entertainment Group, Inc. (together with our direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the "Company") had been a multi-faceted entertainment company with historically profitable operations in film, television, print and music artist management fees comprised of talent development fees, artist casting, booking and brokering commissions, and artist promotional fees.

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

RECENT EVENTS

On January 17, 2008, the Company entered into an Agreement (“Agreement”) with Imperial, the Company’s current majority shareholder, pursuant to which the Company agreed to sell and Imperial agreed to purchase substantially all of the Company’s assets.  Pursuant to the Agreement, the Company sold 100% of total issued and paid up capital of MPL, the Company’s wholly-owned subsidiary and operating business to Imperial with effect from December 31, 2007 in exchange for Imperial’s payment of US$1 to the Company (the “Asset Sale”) at the closing of the Asset Sale transaction (the “Closing”).  The Closing of the proposed Asset Sale transaction is subject to the satisfaction of all of the closing conditions set forth in the Agreement.  As of the date of this filing, all of the closing conditions of the Asset Sale transaction have either been satisfied or waived by the Parties except for the Company’s compliance with the required notification provisions of Section 14(c) of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder in regards to administrative notification of all Company shareholders regarding the majority shareholder’s approval of the Asset Sale (the “14C Requirements”) and thus the accounts of MPL and its subsidiaries have been deconsolidated from the Company effective as of December 31, 2007.

The Company presently intends to maintain its corporate existence after the Asset Sale transaction is fully completed.  Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine.  In the event that the Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company.  There can be no assurance that the Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed.  The Agreement was attached to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008 as Exhibit 10.1 and is incorporated herein by reference; provided, however, that the warranties and representations contained in such agreement are made solely to Imperial and solely for purposes of the Asset Sale.  The foregoing summary and description do not purport to be complete and are qualified in their entirety by reference to the Agreement.

We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value, of which 128,963,425 shares of common stock are currently issued and outstanding as of May 19, 2008.  We are currently not authorized to issue preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No.157 to FASB Statement No.13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement.  In February 2008,  the FASB issued FSP 157-2, Effective Date of FASB Statement No.157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statement on a recurring basis (at least annually).  The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations.  As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141 (R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company expects the adoption of SFAS 141 (R) will have no significant impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company expects the adoption of SFAS 160 will have no significant impact on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  The Company expects the adoption of SFAS 161 will have no significant impact on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

CRITICAL ACCOUNTING POLICIES

See Note 2 of the Notes to Condensed Financial Statements (Unaudited) included as Item 1 of Part 1 herein.

RESULTS OF OPERATIONS

General results of operations for the three months ended March 31, 2008 compared to March 31, 2007 are summarized as follows:

Three Months Ended March 31:	2008	2007	Change
Revenue	$-	$100,175	(100.0)%

General and administrative expenses	(142,306)	(260,318)	(45.3)%

Loss before income taxes	(142,306)	(160,143)	(11.1)%

Income taxes expenses	-	-	-%

Net loss	$(142,306)	$(160,143)	(11.1)%

REVENUE

Our consolidated revenue decreased 100% to nil for the three months ended March 31, 2008 from $100,175 for the same period in 2007.  The decrease in revenue was primarily due to the Asset Sale transaction described above under the paragraph titled “Recent Events”.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses incurred for the three months ended March 31, 2008 decreased $118,012, or 45.3%, to $142,306 compared to $260,318 for the same period in 2007.  General and administrative expenses mainly consisted of management fees, wages, rent, and professional fees for the three months ended March 31, 2007 and such expenses mainly consisted of professional fees for the three months ended March 31, 2008, The decrease in general and administrative expenses for the three months ended March 31, 2008 was due to the Asset Sale transaction described above.

INCOME TAX

The income tax represents the aggregate taxes provided on the assessable profits.  No income tax was provided for the three months ended March 31, 2008 and for the three months ended March 31, 2007 because the Company and the Group incurred tax losses for both periods.

NET LOSS

Net loss for the three months ended March 31, 2008 decreased $17,837, or 11.1%, to $142,306 as compared to $160,143 for the same period in 2007.  The decrease in net loss was primarily due to a decrease in revenue and general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Three Months Ended March 31:	2008	2007	Change
Net cash used in by operating activities	$(55,090)	$(160,743)	(65.7)%

Net cash used in investing activities	$-	$-	-%

Net cash provided by financing activities	$55,090	$38,611	42.7%

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

We had negative working capital as at March 31, 2008 of $143,305.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, deposits received and possible future public and private equity offerings.  We evaluate possible acquisitions of, or investments in, businesses that our complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.  In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as other sources.

CASH FLOWS USED IN OPERATING ACTIVITIES:

For the three months ended March 31, 2008, net cash flows used in operating activities was $55,090 as compared to $160,743 for the three months ended March 31, 2007.  The decrease primarily resulted from an increase in accrued liabilities.

CASH FLOWS USED IN INVESTING ACTIVITIES:

For the three months ended March 31, 2008 and March 31, 2007, there were no investing activities.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

For the three months ended March 31, 2008, net cash flows provided by financing activities was $55,090 compared to $38,611 for the same period in 2007.  The cash inflows were mainly provided by advances from an affiliate.

PLAN OF OPERATIONS

After the closing of the Asset Sale Transaction discussed more fully above under the section “Recent Events”, the Company presently intends to maintain its corporate existence.  Although there are no specific plans, the Company expects that it may seek to find a private, operating company with which to combine. In the event that the Company can find and complete any such transaction, it is generally to be expected that the current owners of Company, in the aggregate, would have a significantly reduced equity ownership of the surviving company.  There can be no assurance that the Company will be able to identify any business with which the Company may conduct a business combination, nor that any such transaction could be completed.

EXPECTED MATERIAL CAPITAL COMMITMENTS

The Company has no material commitments for capital expenditures and has no plans or intention to purchase or sell any significant equipment.

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

The Company does not anticipate any significant changes in its number of employees.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis.  This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls. Other than as mentioned above, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Lang, et al. v. Welch, et al. (China Entertainment Group, Inc.) (United States District Court, Central District California, Case No. CV 07-1068-GHK-PJWx).  On December 20, 2006, Plaintiffs Sanford Lang and Martin Goldrod (collectively, “Plaintiffs”) initiated a lawsuit in the Los Angeles Superior Court, Central District, alleging claims for fraud, breach of contract, violations of RICO, and civil conspiracy against several parties, including the Company.  The Company was provided with a copy of Plaintiffs’ Complaint on or about February 28, 2007, after the matter was removed to United States District Court.  According to the Complaint, the Company was “a nominal Defendant” as Plaintiffs purported to assert claims derivatively on its behalf.  Accordingly, it appears that no relief was being sought against the Company itself.  On or about January 31, 2008, Plaintiffs and Defendants, including the Company, entered into a confidential settlement agreement to resolve all claims pending between them.  Accordingly, the Court dismissed the action without prejudice on March 31, 2008.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

As discussed more fully above under “Recent Events” in Part I, Item 2 section titled “Management’s Discussion and Analysis or Plan of Operations”, on January 17, 2008, the stockholder of the Company holding in excess of a majority of the outstanding shares of the Company's common stock, constituting the sole class of voting securities of the Company, executed and delivered to the Company their consent approving the sale by the Company of 100% of total issued and paid up capital of MPL, the Company’s wholly-owned subsidiary and operating business to Imperial with effect from December 31, 2007 at the closing of the Asset Sale transaction, which shall occur not less than 21 calendar days after we mail the Schedule 14C Information Statement to our record stockholders in compliance with the shareholder notification provisions of Section 14(c) of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder as applicable to the Asset Sale Transaction.

ITEM 5.    OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 17, 2004 by and among, inter alia, the Registrant, MPL, and the shareholders of MPL (1)
3.1(i)	Certificate of Amendment to Articles of Incorporation (1)
3.1(ii)	Articles of Amendment of Articles of Incorporation (2)
3.1(iii)	Articles of Incorporation (3)
3.1(iv)	Articles of Merger (3)
3.2	Bylaws (3)
10.1	Agreement for the sale and purchase of 120 shares in the issued share capital of MPL dated January 17, 2008 by and between the Company and Imperial International Limited (4)
31.1	Rule 13a-14(a) Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Rule 13a-14(a) Certifications of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Included herewith
(1)	Incorporated by reference from the Company’s Schedule 14C filed on November 30, 2004.
(2)	Incorporated by reference from the Company’s Form 10-QSB filed on October 23, 2001.
(3)	Incorporated by reference from the Company’s Form 10-QSB filed on January 19, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K filed on February 22, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENTERTAINMENT GROUP, INC. (Registrant)

Dated: May 20, 2008	By:	/s/ Tang Chien Chang
Tang Chien Chang
Chief Executive Officer